Form 10-Q
period 2017-09-30
FORESCOUT TECHNOLOGIES, INC
filed 2017-12-08
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38253
———————————————
FORESCOUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
———————————————

Delaware	51-0406800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 West Tasman Drive San Jose, California 95134 (Address of principal executive offices, including zip code)
(408) 213-3191

(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards providing pursuant to Section 7(a)(2)(B) of the Securities Act
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of December 5, 2017 was 37,906,920.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products, and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our expectations concerning the productivity of our expanding sales force as our sales representatives become more seasoned;

•
our growth strategy to maintain and extend our technology leadership, expand and diversify our end-customer base, deepen our existing end-customer relationships, and attract and retain highly skilled security professionals;

•	our ability to enhance our existing products and technologies and develop or acquire new products and technologies;

•	our plans to attract new end-customers, retain existing end-customers, and increase our annual revenue;

•	our expectations concerning renewal rates for services and maintenance by existing end-customers and growth of our recurring revenue retention;

•
our expectations regarding our relationships with third parties, including further development of our relationships with our manufacturer, value-added resellers and channel partners, alliance partners, and our technology and distribution partners;

•	our plans to expand our international operations;

•	our expectations regarding future acquisitions of, or investments in, complementary companies, services, or technologies;

•	our ability to continue to generate a significant portion of our revenue from public sector customers;

•
the effects on our business of evolving information security and data privacy laws and regulations, government export or import controls and any failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	fluctuations in our quarterly results of operations and other operating measures;

•	our expectations regarding changes in our cost of revenue, gross margins, and operating costs and expenses;

•	our expectations regarding the portions of our revenue represented by product revenue and maintenance and professional services revenue;

•	our expectations concerning the impact on our results of operations of development of our distribution programs and sales through our channel partners;

•
the impact on our revenue, gross margin, and profitability of future investments in the enhancement of ForeScout CounterACT, ForeScout Enterprise Manager, and ForeScout Extended Modules and expansion of our sales and marketing programs;

•	sufficiency of our existing liquidity sources to meet our cash needs; and

•	our potential use of foreign exchange forward contracts to hedge our foreign currency risk.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$72,344	$79,665
Accounts receivable	49,080	44,694
Inventory	132	890
Prepaid expenses and other current assets	8,431	8,592
Total current assets	129,987	133,841
Property and equipment, net	23,264	24,536
Severance pay deposits	1,987	1,704
Restricted cash	4,137	4,011
Other assets	4,951	3,334
Total assets	$164,326	$167,426

Liabilities, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,889	$5,210
Accrued compensation	21,106	17,286
Accrued expenses	11,002	12,903
Customer deposits	6,506	718
Deferred revenue	91,216	68,844
Notes payable	7,224	7,163
Total current liabilities	138,943	112,124
Warrant liabilities	5,216	4,874
Deferred revenue - non-current	56,712	40,070
Notes payable - non-current	17,398	22,824
Accrued severance pay liability	2,524	2,033
Other liabilities	9,340	10,244
Total liabilities	230,133	192,169
Commitments and Contingencies
Redeemable convertible preferred stock	283,854	283,854
Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized;
6,175,126 and 5,854,147 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	98,555	84,792
Accumulated deficit	(448,222)	(393,395)
Total stockholders’ deficit	(349,661)	(308,597)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$164,326	$167,426

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$39,192	$30,799	$83,889	$68,861
Maintenance and professional services	25,164	17,941	71,026	48,550
Total revenue	64,356	48,740	154,915	117,411
Cost of revenue:
Product	7,201	6,563	17,117	13,754
Maintenance and professional services	8,688	6,945	25,662	19,304
Total cost of revenue	15,889	13,508	42,779	33,058
Total gross profit	48,467	35,232	112,136	84,353
Operating expenses:
Research and development	10,985	8,509	32,634	22,352
Sales and marketing	34,957	35,759	104,515	94,316
General and administrative	9,148	7,967	27,265	23,081
Total operating expenses	55,090	52,235	164,414	139,749
Loss from operations	(6,623)	(17,003)	(52,278)	(55,396)
Interest expense	(290)	(702)	(953)	(2,072)
Other income (expense), net	160	(226)	(66)	(354)
Change in fair value of warrant liabilities	—	(224)	(342)	379
Loss before income taxes	(6,753)	(18,155)	(53,639)	(57,443)
Income tax provision	412	157	1,221	517
Net loss and comprehensive loss	$(7,165)	$(18,312)	$(54,860)	$(57,960)
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(3.18)	$(9.09)	$(10.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,139,876	5,749,930	6,032,427	5,539,012

See Notes to Condensed Consolidated Financial Statements.

 FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(54,860)	$(57,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	12,060	12,862
Depreciation	4,264	2,279
Loss on disposal of property and equipment	187	19
Amortization of discount on debt	259	554
Change in fair value of warrant liabilities	342	(379)
Changes in operating assets and liabilities
Accounts receivable	(4,386)	(2,562)
Inventory	835	125
Prepaid expenses and other current assets	177	(4,516)
Other assets	(131)	(1,723)
Accounts payable	(3,319)	(1,630)
Accrued compensation	3,820	4,725
Accrued expenses	(567)	1,855
Customer deposits	5,788	(709)
Deferred revenue	39,014	10,085
Severance pay, net	208	151
Other liabilities	(128)	6,429
Net cash provided by (used in) operating activities	3,563	(30,395)
Cash flows from investing activities
Purchases of property and equipment	(3,386)	(19,959)
Purchases of short-term investments	—	(23,983)
Proceeds from maturities of short-term investments	—	12,000
Proceeds from sales of short-term investments	—	11,979
Change in restricted cash	(126)	(199)
Net cash used in investing activities	(3,512)	(20,162)
Cash flows from financing activities
Repayments of notes payable	(5,624)	—
Net proceeds from issuance of redeemable convertible preferred stock	—	2,399
Proceeds from exercise of stock options	960	907
Payments of deferred offering costs	(2,708)	—
Net cash (used in) provided by financing activities	(7,372)	3,306
Net change in cash and cash equivalents for period	(7,321)	(47,251)
Cash and cash equivalents at beginning of period	79,665	126,846
Cash and cash equivalents at end of period	$72,344	$79,595
Noncash disclosure of investing and financing activities:
Change in liability for early exercise of stock options, net of vested portion	$776	$812
Leasehold improvements paid by lessor	$—	$338
Purchases of property and equipment recorded in accounts payable and accrued expenses	$144	$1,037
Deferred offering costs included in accrued expenses	$501	$—

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Company and Background
ForeScout Technologies, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations in April 2000. The Company provides an agentless approach to network security to protect organizations against the emerging threats that exploit billions of Internet of Things (“IoT”) devices connected to an organization’s networks. The Company offers its solution across three products: (i) ForeScout CounterACT®, (ii) ForeScout CounterACT Enterprise Manager and (iii) ForeScout Extended Modules. The Company’s CounterACT product provides visibility and policy-based mitigation of security issues. The Company’s CounterACT Enterprise Manager is a centralized security management solution for global control of all CounterACT products. The Company’s Extended Modules expand CounterACT’s see and control capabilities by sharing contextual device data with third-party systems and by automating policy enforcement across those disparate systems.
The Company sells its products, maintenance and professional services to end-customers through distributors and resellers, who are supported by the Company’s sales and marketing organization, and to a lesser extent directly to end-customers.
Initial Public Offering
On October 31, 2017, the Company closed its initial public offering (“IPO”), in which it issued and sold 6,072,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price per share to the public was $22.00. The Company received aggregate proceeds of $124.2 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $3.5 million. Upon the closing of the IPO, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted into 25,370,616 shares of common stock. Total outstanding shares after closing of the IPO and after conversion of all shares of the Company's outstanding redeemable convertible preferred stock was 37,861,342 at October 31, 2017.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2016. Our condensed consolidated financial statements include the results of ForeScout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our quarterly results. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016, which are included in the Company’s prospectus related to the Company’s initial public offering, filed October 27, 2017 (the “Prospectus”), pursuant to Rule 424 (b) under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”).
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the allocation of revenue in multiple element arrangements, sales return reserve, accruals, stock-based compensation including the fair value of common stock, redeemable convertible preferred stock warrant liabilities, and provision for income taxes including related reserves. Actual results could differ materially from those estimates.
Reverse Stock Split
On October 16, 2017, the Company amended its amended and restated certificate of incorporation to effect a two-to-one reverse stock split of its common stock and convertible preferred stock (the “Reverse Stock Split”). Upon the filing of the amended and restated certificate of incorporation in the state of Delaware, (i) each two shares of outstanding convertible preferred stock and each two shares of outstanding common stock were exchanged and combined into one share of convertible preferred stock and one share of common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock and issuable upon vesting under each restricted stock unit was proportionately reduced on a two-to-one basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a two-to-one basis; (iv) the number of shares of convertible preferred stock issuable under outstanding warrants was proportionally reduced on a two-to-one basis and the exercise price of such warrants was proportionally increased on a two-to-one basis; and (v) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made on a two-to-one basis. Accordingly, all share and per share information presented in the condensed consolidated financial statements herein, and notes thereto, have been retroactively adjusted to reflect the Reverse Stock Split.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to those described in the Prospectus.
Inventory
Inventory primarily consists of finished goods hardware appliances and is stated at the lower of cost or market determined using the specific identification method. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASU 2014-09”), related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current GAAP guidance on this topic and eliminate industry-specific guidance. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method,”) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (“modified retrospective method”). The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt the full retrospective method is dependent upon system readiness and the Company’s ability to gather sufficient data to timely assess the impact on prior period financial statements. The Company plans to adopt the new standard effective January 1, 2018.
The Company is currently evaluating the impacts of the new standard on its accounting policies, processes, and system requirements and has assigned internal resources, in addition to the engagement of third party service providers, to assist in the evaluation. While the Company is continuing to assess all potential impacts of this standard, the Company currently believes that the most significant impacts relate to the accounting for Software Products, which include Virtual Appliances, Enterprise License Software sold without hardware, and Extended Modules as software deliverables, and contract acquisition costs. For Software Products, sold prior to January 1, 2016, vendor-specific objective evidence of fair value (“VSOE”) for support and maintenance on Software Products was not established, and the Company recorded all Software Product related revenue ratably over the contractually committed support and maintenance period. Professional services sold in conjunction with such Software Products were also recognized ratably over the contractually committed support and maintenance period. Under the new standard the requirement to have VSOE for undelivered elements is eliminated and an entity may be required to recognize Software Product revenue at the time of delivery, and any related professional services revenue as services are provided to the customers. For contract acquisition costs, the new standard requires the capitalization of such costs, which is primarily sales commissions, and amortization of these costs over the contract period or estimated customer life, which will result in the recognition of a deferred charge on the Company’s balance sheets. The Company currently expenses all sales commissions and other incremental costs to acquire contracts as they are incurred. Additionally, the Company expects revenue allocated from future deliverables (primarily support and maintenance) to Physical Appliances, which include CounterACT and Enterprise Manager hardware appliances embedded with the Company’s software, to be recognized upon delivery under the new guidance when the standalone selling price is different from the contract price. Such differences are currently recognized over the contractual support and maintenance period.
While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates that this standard could have a material impact on its consolidated financial statements, it does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The new guidance requires lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the timing and impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard is intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for annual and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The change has been applied on a modified retrospective basis that resulted in a $34,000 cumulative-effect adjustment to accumulated deficit as of January 1, 2017, the date of adoption. The adoption of this guidance also requires that excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis. As a result, deferred tax assets increased by $2.3 million as of January 1, 2017, offset by valuation allowance, due to tax deductions related to equity compensation greater than compensation recognized for financial reporting.
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash. The new standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the timing and impact of the adoption of this standard on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 (Topic 718), Compensation-Stock Compensation: Scope of Modification Accounting. This standard provides guidance on when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new standard, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Note 2. Fair Value Measurements
Financial assets and liabilities are recorded at fair value on the consolidated balance sheets and are categorized based upon the level of judgment associated with inputs used to measure their fair value.
Fair value reflects the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements, the Company considers the principal or most advantageous market and also market-based risk.
The accounting guidance for fair value measurements requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance also establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:
•Level 1—Observable inputs that reflect quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs that reflect quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3—Inputs that are generally unobservable and are supported by little or no market activity, and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets and liabilities according to the fair value hierarchy (in thousands):

	September 30, 2017		December 31, 2016
Financial Assets	Level 1	Level 3	Level 1	Level 3
Cash and cash equivalents:
Cash	$34,986	$—	$42,499	$—
Money market accounts	37,358	—	37,166	—
Total cash and cash equivalents	72,344	—	79,665	—
Restricted cash (current and non-current)	4,339	—	4,212	—
Total financial assets	$76,683	$—	$83,877	$—
Financial Liabilities
Warrant liabilities	$—	$5,216	$—	$4,874
The Company’s Level 3 financial liabilities consist of warrant liabilities on redeemable convertible preferred stock and common stock. The following table presents the activity for the warrant liabilities (in thousands):

Level 3
Balance as of December 31, 2016	$4,874
Change in fair value of warrant liabilities	342
Balance as of September 30, 2017	$5,216

Note 3. Equity Award Plans
Stock Option Activity
The following table summarizes option activity under the 2000 Plan and related information (in thousands, except share, per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	9,587,515	$10.13	8.0	$61,865
Options granted	458,099	$18.46
Options exercised	(222,447)	$4.32
Options forfeited	(410,026)	$14.31
Balance—September 30, 2017	9,413,141	$10.49	7.4	$87,637
Options vested and expected to vest—September 30, 2017	9,413,141	$10.49	7.4	$87,637
Options vested and exercisable—September 30, 2017	5,014,239	$8.34	6.8	$57,377

As of September 30, 2017, total unrecognized compensation cost related to unvested options was $28.8 million, which was expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.
Restricted Stock Unit (“RSU”) Activity
The following table summarizes RSU activity under the 2000 Plan and related information (in thousands, except share, per share and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	1,898,623	$14.83	1.7	$30,720
RSUs granted	1,155,350	$19.25
RSUs forfeited	(22,750)	$20.18
Balance—September 30, 2017	3,031,223	$16.48	1.8	$59,958
RSUs vested and expected to vest—September 30, 2017	3,029,970	$17.22	1.8	$59,933

As of September 30, 2017, total unrecognized compensation cost related to unvested RSUs was $2.5 million, excluding RSUs with a performance condition, and are expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

Stock-Based Compensation
Stock-based compensation expense for both employees and non-employees included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue:
Product	$19	$6	$60	$16
Maintenance and professional services	286	317	930	809
Research and development	630	613	2,043	1,645
Sales and marketing	1,602	1,543	4,868	6,469
General and administrative	1,372	1,339	4,159	3,923
Total	$3,909	$3,818	$12,060	$12,862

As of September 30, 2017, the Company had a total of 294,160 options outstanding to employees and non-employees, with exercise prices ranging from $0.43 to $1.47, that will only vest upon the completion of an IPO or change in control. As of September 30, 2017, the Company had a total of 2,420,273 restricted stock units outstanding with a performance condition dependent upon completion of an IPO or a change in control. If an IPO or a change in control had occurred as of September 30, 2017, the Company would have recorded stock-based compensation expense of approximately $22.1 million and the unrecognized compensation cost related to these performance-based stock options and RSUs would have been $31.0 million to be amortized over a weighted-average period of approximately 1.9 years. Upon the closing of the IPO on October 31, 2017, the Company recognized stock-based compensation expense of approximately $24.1 million related to the performance-based stock options and RSUs.
In September 2017, the Company amended its Chief Executive Officer's (“CEO”) employment agreement to provide for accelerated vesting of all of the CEO’s equity awards upon his termination due to death or disability while executing his employment duties. As a result of this modification to the CEO’s vesting terms, the Company expects to record an incremental $7.6 million in stock-based compensation expense over the service period beginning in October 2017 following the completion of the Company's IPO.
Determining the Fair Value of Stock Options
The fair value of stock option awards is estimated using the Black-Scholes option-pricing model.
The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of common stock	$19.78 – $19.78	$18.18 – $19.56	$16.73 – $19.78	$15.78 – $19.56
Risk-free interest rate	1.9% – 2.0%	1.2% – 1.3%	1.9% – 2.1%	1.2% – 1.6%
Expected term (in years)	6.0 – 6.1	6.1 – 6.2	6.0 – 6.1	6.0 – 8.1
Volatility	47% – 48%	50% – 51%	47% – 49%	47% – 51%
Dividend yield	—%	—%	—%	—%

Note 4. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270. For the three and nine months ended September 30, 2017, the Company recorded a tax provision of $412,000 and $1.2 million, respectively, representing an effective tax rate of (6.1)% and (2.3)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, income tax reserves, and U.S. state minimum taxes. As compared to the same periods last year, the difference in the effective tax rate is primarily due to change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
For the three and nine months ended September 30, 2016, the Company recorded a tax provision of $157,000 and $517,000, respectively, representing an effective tax rate of (0.9)% for each period. The Company’s effective tax rates for these periods were negative as it maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consisted of foreign income taxes, income tax reserves, and U.S. state minimum taxes.
Note 5. Net Loss Per Share
Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of redeemable convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as-converted basis. The holders of the Company’s redeemable convertible preferred stock are also entitled to noncumulative dividends prior and in preference to common stock and do not have a contractual obligation to share in the losses of the Company. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net loss to determine net loss attributable to common stockholders.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by basic weighted-average shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(7,165)	$(18,312)	$(54,860)	$(57,960)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,139,876	5,749,930	6,032,427	5,539,012
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(3.18)	$(9.09)	$(10.46)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share.

	As of September 30,
	2017	2016

Options to purchase common stock	9,413,141	9,403,045
Unvested early exercised common shares	231,423	364,800
Unvested restricted stock units	3,031,223	1,039,121
Warrants to purchase common stock	233,023	233,023
Redeemable convertible preferred stock	24,788,362	24,788,362
Warrants to purchase redeemable convertible preferred stock	292,862	292,862

Note 6. Segment Information
The Company’s business is conducted globally. The Company’s chief operating decision maker, who is the CEO, reviews financial information presented on a consolidated basis accompanied by information regarding revenue by geographic region for purposes of allocating resources and evaluating financial performance. There is one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, the Company has a single reporting segment and operating unit structure.
Revenue by geographic area is attributed based on the billing address of the customer and is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Americas
United States	$50,348	$39,877	$119,409	$92,486
Other Americas	1,602	1,481	3,989	3,421
Total Americas	51,950	41,358	123,398	95,907
Europe, Middle East, and Africa (“EMEA”)	8,071	4,350	21,275	13,820
Asia Pacific and Japan (“APJ”)	4,335	3,032	10,242	7,684
Total revenue	$64,356	$48,740	$154,915	$117,411

Long-lived assets, net by geographic area are attributed based on legal entity structure and are as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
Long-lived assets, net:
United States	$19,682	$21,141
Israel	3,034	3,051
Other	548	344
Total long-lived assets, net	$23,264	$24,536
Note 7. Subsequent Events
On October 16, 2017, as an inducement for the holders of Series G redeemable preferred stock to convert their shares of Series G preferred stock into common stock immediately prior to the IPO, the Company amended and restated its amended and restated certificate of incorporation to adjust the conversion rate for the Series G redeemable preferred stock in the event the IPO price was less than $29.66 per share. On October 31, 2017, based on an IPO price of $22.00 per share, the Company issued 582,254 additional shares of common stock to the holders of shares of Series G redeemable preferred stock upon conversion of Series G redeemable preferred stock into shares of common stock immediately prior to the closing of the IPO. The stock issuance was accounted for as a stock dividend at the time of issuance.
On October 16, 2017, the Company’s stockholders approved the Company’ s 2017 Equity Incentive Plan (the “2017 Plan”), and the Company’ s 2017 Employee Stock Purchase Plan (the “ESPP”). The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock units, performance shares, and performance awards. A total of 3,800,000 shares of the Company’s common stock are reserved for future issuance pursuant to the 2017 Plan. In addition, shares subject to outstanding awards granted under the Company’s 2000 Plan (the “2000 Plan”), that are canceled, expire, or otherwise terminate without having been exercised in full and shares previously issued under the 2000 Plan that are forfeited to the Company, tendered to or withheld by the Company for the payment of an award’s exercise price or for tax withholding, or repurchased by the Company, may be added to the 2017 Plan (provided that the maximum number of shares that may be added to the Company’s 2017 Plan pursuant to the provision in this sentence is 12,500,000 shares). The number of shares available for future issuance under the Company’s 2017 Plan also includes automatic annual increases on the first day of the Company’s fiscal year beginning with 2018, equal to the least of: 3,800,000 shares; 5% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or such lower number of shares as determined by the administrator of the 2017 Plan.
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 800,000 shares of the Company’s common stock are available for sale under the ESPP. The number of shares available for issuance under the Company’s ESPP will also include an automatic, annual increase on the first day of each fiscal year of the Company beginning in 2018, equal to the lesser of: 800,000 shares; 1% of the total number of shares of the Company’s common stock outstanding on the last day of the Company’s immediately preceding fiscal year; or such lower number of shares as determined by the administrator of the ESPP. The ESPP provides for consecutive, overlapping six month offering periods. The offering periods are scheduled to start on the first trading day on or after May 20 and November 20 of each year, except for the first offering period which began on October 26, 2017 and will end on the first trading day on or after May 20, 2018. Participants may purchase the Company’s common stock through payroll deductions, of up to a maximum of 15% of their eligible compensation. Participation will end automatically upon termination of employment with the Company. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.
On October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against the Company alleging patent infringement. NST is seeking compensatory damages and attorneys’ fees. The Company believes it has meritorious defenses and intends to vigorously defend the claims against the Company. This litigation is still in its early stages and the final outcome, including any estimated liability, if any, with respect to these claims, is uncertain. At present, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
On October 27, 2017 and November 1, 2017, warrants to purchase the Company's common stock were exercised for a total 442,648 shares at exercise prices of $6.00 and $6.62 per share. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value at the time exercise was $25.73, which resulted in 335,838 shares being issued by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Prospectus filed on October 27, 2017, pursuant to Rule 424(b) under the Securities Act with the SEC. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Unless expressly indicated or the context requires otherwise, the terms "ForeScout," "we," "us," and "our" in this document refer to ForeScout Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.
Overview
We generate revenue from sales of our products and associated maintenance and professional services. Our products include: ForeScout CounterACT, ForeScout Enterprise Manager, and ForeScout Extended Modules. Our CounterACT and Enterprise Manager products are sold as hardware appliances embedded with our software, or Physical Appliances, or as software only, or Virtual Appliances. We recently started offering, in limited quantities to a small number of large enterprises, CounterAct and Enterprise Manager together as a software-only license, or Enterprise License Software. Our Enterprise License Software is either sold with separate hardware or without hardware, depending on the end-customer’s selection. Our Extended Modules are sold as software add-ons to the CounterACT and Enterprise Manager products. All of our products are sold with a perpetual license. End-customers typically purchase maintenance and professional services when they purchase one or more of our products. Our support and maintenance contracts typically have a one-year or three-year term. We offer a portfolio of professional services and extended support contract options to assist with additional deployment and ongoing advanced technical support. We market and sell our products, maintenance, and professional services through a direct touch, channel-fulfilled model. Our direct sales force is responsible for cultivating relationships and selling solutions to enterprise and public sector accounts globally. We leverage the global breadth and reach of our channel ecosystem, including value-added resellers and distributors, to fulfill orders and sell to our mid-market end-customers.
Our CounterACT products are priced based on the number of devices managed on each Physical or Virtual Appliance. Our largest Physical and Virtual Appliance can manage up to 10,000 devices while our smallest Physical and Virtual Appliance can manage up to 100 devices. Our Enterprise License Software generally manages a minimum of 100,000 devices and increases the number of managed devices in increments of 100 depending on the end-customer’s requirements. Our Enterprise Manager is priced based on the number of CounterACT Physical and Virtual Appliances managed. Our high-end Enterprise Manager product can manage up to 200 CounterACT Physical and Virtual Appliances while our low-end Enterprise Manager product can manage up to five Physical and Virtual Appliances. Our Extended Modules are sold in units of 100 managed devices today.
Third Quarter 2017 Financial Highlights
As of September 30, 2017, we have sold to over 2,600 end-customers in 80 countries including 17% of the Global 2000, since our inception. For the three months ended September 30, 2017 and 2016, we sold to 6% and 5% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including public sector entities, financial services, healthcare, technology, manufacturing, services, energy, and retail.
We have experienced rapid growth in recent periods. For the three months ended September 30, 2017 and 2016, our revenue was $64.4 million and $48.7 million, respectively, representing period-over-period growth of 32%. For the nine months ended September 30, 2017 and 2016, our revenue was $154.9 million and $117.4 million, respectively, representing period-over-period growth of 32%.

•	Product revenue was $39.2 million for the three months ended September 30, 2017, an increase of 27% from the three months ended September 30, 2016. Maintenance and professional services revenue was

$25.2 million for the three months ended September 30, 2017, an increase of 40% from the three months ended September 30, 2016.

•	For the three months ended September 30, 2017, gross profit was $48.5 million, or 75% of total revenue, compared to $35.2 million, or 72% of total revenue in the three months ended September 30, 2016.

•
For the three months ended September 30, 2017, operating loss was $6.6 million, or 10% of total revenue, compared to an operating loss of $17.0 million, or 35% of total revenue in the three months ended September 30, 2016.

•	For the three months ended September 30, 2017, net loss was $7.2 million compared to a net loss of $18.3 million in three months ended September 30, 2016.

•
Net cash provided by operating activities was $2.3 million for the three months ended September 30, 2017, compared to $20.4 million net cash used in operating activities in the three months ended September 30, 2016.

Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to extend the reach of our sales force footprint to engage more end-customers, to continue to increase the efficiency by which our sales force engages our end-customers and to retain and continue sales to existing end customers. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
Extending the Reach of Our Sales Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. We have almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to September 30, 2017. We expect to continue to make investments in our sales force to increase adoption within the Global 2000 and public sector.
Increasing the Efficiency by which Our Sales Force Engages Our End-Customers
We are focused on increasing the efficiency of our sales force. We have increased hiring in sales enablement and marketing, enhanced sales training activities, and implemented company-wide standards for product positioning in order to instill a culture of success and discipline in our sales organization. Our sales strategy depends on attracting top talent from security organizations, expanding our sales coverage, increasing our pipeline of business, and enhancing productivity. We focus on productivity per quota-carrying sales representative across different levels within the sales organization, and the time it takes our sales representatives to reach productivity. We manage our pipeline on a quarterly basis, by sales representative, to ensure sufficient coverage of our bookings targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business.
Retain and Continue Sales to Existing End-Customers
We believe the net-recurring revenue retention rate on our support and maintenance contracts is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on support and maintenance contracts as the trailing 12 month annualized value of support and maintenance contracts renewed plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement plus the annualized value of new support and maintenance contracts from end-customers acquired one year prior, in the aggregate, divided by the aggregate of the trailing 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the trailing 12 period plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement. We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-

customers demonstrated by increases in the number of IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of September 30, 2017, December 31, 2016, and December 31, 2015 were 123%, 127%, and 116%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, decreases in the number of Physical or Virtual Appliances, decreases in the number of devices and hardware included in our Enterprise Software License and Extended Modules under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue or any other GAAP financial measure over any period.
Key Financial Metrics
Non-GAAP Operating Loss and Free Cash Flow
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation, a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.
We define free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment. We consider free cash flow to be an important metric because it measures the amount of cash we use or generate and reflects changes in working capital.
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(6,623)	$(17,003)	$(52,278)	$(55,396)
Add: stock-based compensation expense	3,909	3,818	12,060	12,862
Non-GAAP operating loss	$(2,714)	$(13,185)	$(40,218)	$(42,534)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by (used in) operating activities	$2,313	$(20,411)	$3,563	$(30,395)
Less: purchases of property and equipment	(592)	(5,855)	(3,386)	(19,959)
Free cash flow (non-GAAP)	$1,721	$(26,266)	$177	$(50,354)
Net cash used in investing activities	$(586)	$(3,866)	$(3,512)	$(20,162)
Net cash (used in) provided by financing activities	$(1,918)	$94	$(7,372)	$3,306
It is important to note that other companies, including companies in our industry, may not use non-GAAP operating loss or free cash flow, may calculate these metrics differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of these non-GAAP metrics as comparative measures.
As a result, our non-GAAP operating loss and free cash flow should be considered in addition to, not as substitutes for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the corresponding GAAP financial measure, operating loss, and reconciliations of free cash flow to the corresponding GAAP financial measure, cash flow (used in) provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP operating loss and free cash flow in conjunction with the corresponding GAAP financial measure.
Components of Financial Performance
Revenue
We derive revenue from sales of our products, maintenance, and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our revenue is comprised of the following:
•Product Revenue. Our product revenue is derived from sales of our Physical Appliances, Virtual Appliances, Extended Modules, Enterprise License Software, and hardware sold separately, which is recognized either up-front or ratably depending on the terms of the agreement and the product composition. Hardware Product revenue, which includes our Physical Appliances and Enterprise License Software sold with separate hardware, is recognized at the time of delivery, provided that all other revenue recognition criteria have been met. Software Product revenue, which includes Virtual Appliances, Enterprise License Software sold without hardware and Extended Modules, is recognized at the time of delivery if VSOE is established for all undelivered related items. If VSOE does not exist for one or more undelivered items, revenue from the software portion of the arrangement is deferred until the delivery of all items has begun and is then recognized ratably over the longest remaining service period, which generally is the support and maintenance term. Beginning on January 1, 2016, we established VSOE for professional services, and support and maintenance on Software Products, except Extended Modules. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.
•Maintenance and Professional Services Revenue. Our maintenance revenue is derived from support and maintenance contracts with terms that are generally either one or three years. We typically bill for support and maintenance contracts upfront. We recognize revenue from support and maintenance over the contractual service period. Our professional services revenue is generally recognized as the services are rendered. We intend to invest in our professional services organization to improve the time to deliver these services. As a percentage of total revenue, we expect our maintenance and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Cost of Revenue
•Cost of Product Revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer for our Physical Appliances and hardware sold with our Enterprise License Software. Our cost of product revenue also includes allocated costs, shipping costs, and personnel costs associated with logistics. There is no direct cost of revenue associated with our Software Products because Software Products are delivered electronically. We expect our cost of product revenue to fluctuate from quarter to quarter based on product mix; however, over time, we expect our cost of product revenue to decline as a percentage of product revenue primarily due to a shift in product mix towards increased sales of Software Products.
•Cost of Maintenance and Professional Services Revenue. Cost of maintenance and professional services revenue consists of personnel costs for our global customer support and professional services organization and costs paid to third-party contractors that deliver some of our services. Over time, we expect our cost of maintenance and professional services revenue to decline as a percentage of our maintenance and professional services revenue as we expect to scale our customer support organization at a lower growth rate than our anticipated maintenance and professional services revenue growth rate.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix of products sold between Hardware Products and Software Products; the mix of revenue between products, maintenance, and professional services; the average sales price of our products, maintenance and professional services; and manufacturing costs. Our gross margins vary by product, with gross margin on our high-end Physical Appliances ranging from 80% to 83% and our low-end Physical Appliances ranging from 59% to 62% from the beginning of 2015 to September 30, 2017. Gross margin on hardware sold with Enterprise License Software ranged from 14% to 30% for the nine months ended September 30, 2017. Gross margin on our Software Products was 99% for the nine months ended September 30, 2017 and 2016. Our gross margins will fluctuate depending on our product, maintenance and professional services mix and the types of products we sell in a given period. Over time, as Software Products become a greater percentage of product revenue, we expect our gross margins to increase.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consists of salaries, benefits, bonuses, stock-based compensation, and with regard to sales and marketing expense, sales commissions.

•
Research and Development. Research and development expense consists primarily of personnel costs. Research and development expense also includes consulting expense and allocated costs including facilities and information technology related costs. We expect research and development expense to increase in the near term in absolute dollars as we continue to invest in our future products and services; however, we expect our research and development expense to decline as a percentage of total revenue in the long term as we scale the business.

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, professional services, and allocated costs including facilities and information technology related costs. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations; however, we expect our sales and marketing expense to decline as a percentage of total revenue in the long term as we scale the business.

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, certain non-recurring general expenses, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, however, we expect our general and administrative expense to decline as a percentage of total revenue in the long term as we scale the business.

Interest Expense
Interest expense consists of interest on our outstanding indebtedness.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange losses related to transactions denominated in currencies other than the U.S. Dollar, and interest income earned on our cash and cash equivalents.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities includes adjustments to the estimated fair value of the preferred and common stock warrants outstanding. We mark-to-market our warrant liabilities on a quarterly basis, and as such, we will have fluctuations in our consolidated financial statements.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes and reserves, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.
We recorded an income tax provision for the three and nine months ended September 30, 2017 due to foreign income taxes, income tax reserves and U.S. state minimum taxes.

Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$39,192	$30,799	$83,889	$68,861
Maintenance and professional services	25,164	17,941	71,026	48,550
Total revenue	64,356	48,740	154,915	117,411
Cost of revenue:
Product (1)	7,201	6,563	17,117	13,754
Maintenance and professional services (1)	8,688	6,945	25,662	19,304
Total cost of revenue	15,889	13,508	42,779	33,058
Total gross profit	48,467	35,232	112,136	84,353
Operating expenses:
Research and development (1)	10,985	8,509	32,634	22,352
Sales and marketing (1)	34,957	35,759	104,515	94,316
General and administrative (1)	9,148	7,967	27,265	23,081
Total operating expenses	55,090	52,235	164,414	139,749
Loss from operations	(6,623)	(17,003)	(52,278)	(55,396)
Interest expense	(290)	(702)	(953)	(2,072)
Other income (expense), net	160	(226)	(66)	(354)
Change in fair value of warrant liabilities	—	(224)	(342)	379
Loss before income taxes	(6,753)	(18,155)	(53,639)	(57,443)
Income tax provision	412	157	1,221	517
Net loss and comprehensive loss	$(7,165)	$(18,312)	$(54,860)	$(57,960)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue:
Product	$19	$6	$60	$16
Maintenance and professional services	286	317	930	809
Research and development	630	613	2,043	1,645
Sales and marketing	1,602	1,543	4,868	6,469
General and administrative	1,372	1,339	4,159	3,923
Total	$3,909	$3,818	$12,060	$12,862

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	61%	63%	54%	59%
Maintenance and professional services	39	37	46	41
Total revenue	100	100	100	100
Cost of revenue:
Product	12	14	11	12
Maintenance and professional services	13	14	17	16
Total cost of revenue	25	28	28	28
Total gross profit	75	72	72	72
Operating expenses:
Research and development	17	18	21	19
Sales and marketing	54	73	67	80
General and administrative	14	16	18	20
Total operating expenses	85	107	106	119
Loss from operations	(10)	(35)	(34)	(47)
Interest expense	—	(2)	—	(2)
Other income (expense), net	—	(1)	—	—
Loss before income taxes	(10)	(38)	(34)	(49)
Income tax provision	1	—	1	—
Net loss and comprehensive loss	(11)%	(38)%	(35)%	(49)%

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Revenue:
Product	$39,192	$30,799	$8,393	27%
Maintenance and professional services
Support and maintenance	22,036	15,483	6,553	42%
Professional services	3,128	2,458	670	27%
Total maintenance and professional services	25,164	17,941	7,223	40%
Total revenue	$64,356	$48,740	$15,616	32%

Product revenue increased $8.4 million, or 27%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $10.7 million increase in Enterprise License Software and hardware sold with Enterprise License Software, offset by a $1.3 million decrease in Extended Modules, a $0.6 million decrease in Virtual Appliances, and a $0.4 million decrease in Physical Appliances.

Maintenance and professional services revenue increased $7.2 million, or 40%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. $3.7 million of the increase in maintenance and professional services revenue was attributed to support and maintenance contract value associated with an initial product sale, $2.8 million was attributed to support and maintenance contracts that were renewals, and $0.7 million was attributed to increased sales of professional services.
Cost of Revenue

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$7,201	$6,563	$638	10%
Maintenance and professional services	8,688	6,945	1,743	25%
Total cost of revenue	$15,889	$13,508	$2,381	18%

Total cost of revenue increased $2.4 million, or 18%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Product cost of revenue increased $0.6 million, or 10%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a higher volume of Hardware Products sold, consisting of $1.4 million of hardware sold with Enterprise License Software, offset by a decrease of $0.8 million of Physical Appliances sold.
Maintenance and professional services cost of revenue increased $1.7 million, or 25%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increases in personnel costs related to increasing headcount in our customer support and professional services organization. From September 30, 2016 to September 30, 2017, we increased our customer support and professional services organization’s headcount by 17%.
Gross Profit and Gross Margin

	Three Months Ended September 30,
	2017		2016		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Dollars in thousands)
Gross profit:
Product	$31,991	82%	$24,236	79%	$7,755	3%
Maintenance and professional services	16,476	65%	10,996	61%	5,480	4%
Total gross profit	$48,467	75%	$35,232	72%	$13,235	3%

Gross profit increased by $13.2 million, or 38%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is consistent with the increases in our revenue and cost of revenue.
Gross margin increased by 3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase of 3% in product margin was driven by a shift in product revenue mix with increased sales of Software Products as compared to Hardware Products. The increase in maintenance and professional services margin was driven by the improvement in margins for professional services.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$10,985	$8,509	$2,476	29%
Sales and marketing	34,957	35,759	(802)	(2)%
General and administrative	9,148	7,967	1,181	15%
Total operating expenses	$55,090	$52,235	$2,855	5%

Research and development expense increased $2.5 million, or 29%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in personnel and travel costs of $1.9 million, due to an increase in headcount of 11%, an increase in allocated facilities costs of $0.4 million, and an increase of $0.2 million in professional fees and other operating costs.
Sales and marketing expense decreased $0.8 million, or 2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a decrease in commissions of $4.4 million due to accelerated commission expenses in the prior year related to a very large deal, offset by an increase in personnel costs of $2.4 million, due to an increase in headcount of 3%, an increase in travel and entertainment costs of $0.9 million, and an increase in allocated facilities costs of $0.3 million, all related to the increase in headcount.
General and administrative expense increased $1.2 million, or 15%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in personnel and travel costs of $0.7 million, largely due to an increase in headcount of 6%, an increase of $0.3 million in professional fees and an increase of $0.2 million in investor relations.
If the initial public offering had occurred on September 30, 2017, we would have recognized $22.1 million of stock-based compensation expense for all stock options and RSUs with a performance condition that had satisfied the service-based vesting condition on that date and the remaining unrecognized compensation cost of approximately $31.0 million would be recognized over the remaining service period of 1.9 years.
Interest Expense

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Interest expense	$(290)	$(702)	$412	(59)%
Interest expense decreased $412,000, or 59%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the lower fixed interest rate per annum associated with our amended and restated loan and security agreement entered into on December 22, 2016, compared to our previous loan and security agreement which was paid off on December 1, 2016.

Other Income (Expense), Net

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Other income (expense), net	$160	$(226)	$386	171%
Other income (expense), net increased $386,000, or 171%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a foreign exchange gain of $43,000 in the current period compared to a loss of $263,000 in the prior period on transactions denominated in currencies other than the U.S. Dollar, and an increase in interest income from money market fund investments.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Change in fair value of warrant liabilities	$—	$(224)	$224	(100)%

Change in fair value of warrant liabilities decreased $224,000, or 100%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the change in estimated fair value of the preferred and common stock warrants outstanding.
Provision for Income Taxes

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Income tax provision	$412	$157	$255	162%
Effective tax rate	(6.1)%	(0.9)%

We recorded an income tax provision for the three months ended September 30, 2017 due to foreign income taxes, income tax reserves and U.S. state minimum taxes. The increase in the provision for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in pre-tax income related to international operations, and an increase in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries.

Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Revenue:
Product	$83,889	$68,861	$15,028	22%
Maintenance and professional services
Support and maintenance	61,909	41,819	20,090	48%
Professional services	9,117	6,731	2,386	35%
Total maintenance and professional services	71,026	48,550	22,476	46%
Total revenue	$154,915	$117,411	$37,504	32%

Product revenue increased $15.0 million, or 22%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a $16.9 million increase in Enterprise License Software and hardware sold with Enterprise License Software, and a $4.4 million increase in Physical Appliances, offset by a $3.8 million decrease in Virtual Appliance and a $2.5 million decrease in Extended Modules.
Maintenance and professional services revenue increased $22.5 million, or 46%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. $13.2 million of the increase in maintenance and professional services revenue was attributed to support and maintenance contract value associated with an initial product sale, $6.9 million was attributed to support and maintenance contracts that were renewals, and $2.4 million was attributed to increased sales of professional services.
Cost of Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$17,117	$13,754	$3,363	24%
Maintenance and professional services	25,662	19,304	6,358	33%
Total cost of revenue	$42,779	$33,058	$9,721	29%

Total cost of revenue increased $9.7 million, or 29%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Product cost of revenue increased $3.4 million, or 24%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a higher volume of Hardware Products sold, consisting of $2.7 million of hardware sold with Enterprise License Software, and $0.7 million of Physical Appliances.
Maintenance and professional services cost of revenue increased $6.4 million, or 33%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increases in personnel costs related to increasing headcount. From September 30, 2016 to September 30, 2017, we increased our customer support and professional services organization’s headcount by 17%.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2017		2016		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Dollars in thousands)
Gross profit:
Product	$66,772	80%	$55,107	80%	$11,665	—%
Maintenance and professional services	45,364	64%	29,246	60%	16,118	4%
Total gross profit	$112,136	72%	$84,353	72%	$27,783	—%

Gross profit increased by $27.8 million, or 33% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in gross profit is consistent with the increases in our revenue and cost of revenue.
Gross margin remained flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Product margins remained flat but were comprised of a 2% decline in Hardware Product margins being offset by higher sales of Software Products as a percentage of total product revenue. The increase in maintenance and professional services margin was driven by the improvement in margins for professional services.
Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$32,634	$22,352	$10,282	46%
Sales and marketing	104,515	94,316	10,199	11%
General and administrative	27,265	23,081	4,184	18%
Total operating expenses	$164,414	$139,749	$24,665	18%

Research and development expense increased $10.3 million, or 46%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase in personnel and travel costs of $7.6 million, due to an increase in headcount of 11%, an increase in allocated facilities and information technology related costs of $1.3 million, an increase in professional fees of $0.7 million, and an increase in equipment and other operating costs of $0.7 million.
Sales and marketing expense increased $10.2 million, or 11%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase in personnel costs of $8.5 million, due to an increase in headcount of 3%, offset by a decrease in commissions of $2.9 million due to accelerated commission expenses in the prior year related to a very large deal. Additionally, there was an increase in travel and entertainment costs of $3.3 million, and an increase in allocated facilities and information technology costs of $1.3 million, all related to the increase in headcount.
General and administrative expense increased $4.2 million, or 18%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase in personnel and travel costs of $3.3 million, due to an increase in headcount of 6%, an increase in professional fees of $1.2 million, an increase in investor relation costs of $0.6 million and an increase in allocated facilities and other operating costs of $0.4 million, offset by a decrease of $1.3 million due to a settlement in the prior year of a disagreement with one of our partners.
If the initial public offering had occurred on September 30, 2017, we would have recognized $22.1 million of stock-based compensation expense for all stock options and RSUs with a performance condition that had satisfied the service-based vesting condition on that date and the remaining unrecognized compensation cost of approximately $31.0 million would be recognized over the remaining service period of 1.9 years.
Interest Expense

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Interest expense	$(953)	$(2,072)	$1,119	(54)%

Interest expense decreased $1.1 million, or 54%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the lower fixed interest rate per annum associated with our amended and restated loan and security agreement entered into on December 22, 2016, compared to our previous loan and security agreement which was paid off on December 1, 2016.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(66)	$(354)	$288	(81)%
Other income (expense), net decreased $288,000, or 81%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decrease in foreign exchange losses on transactions denominated in currencies other than the U.S. Dollar.
Change in Fair Value of Warrant Liabilities

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Change in fair value of warrant liabilities	$(342)	$379	$(721)	(190)%

Change in fair value of warrant liabilities decreased $0.7 million, or 190%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the change in estimated fair value of the preferred and common stock warrants outstanding.

Provision for Income Taxes

	Nine Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
	(Dollars in thousands)
Income tax provision	$1,221	$517	$704	136%
Effective tax rate	(2.3)%	(0.9)%

We recorded an income tax provision for the nine months ended September 30, 2017 due to income tax reserves, foreign income taxes, and U.S. state minimum taxes. The increase in the provision for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in income tax reserves related to a statutory income tax and withholding tax audit, and an increase in pre-tax income related to international operations.
Liquidity and Capital Resources
Historically, we have funded our business primarily through the issuance of our redeemable convertible preferred stock and debt financings. The following table presents our capital resources:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Working capital	$(8,956)	$21,717

Cash and cash equivalents	$72,344	$79,665
Total Notes payable	24,622	29,987
Net cash, cash equivalents	$47,722	$49,678

At September 30, 2017, our cash and cash equivalents of $72.3 million were held for general corporate purposes, of which approximately $11.1 million was held outside of the United States. Our current plans do not include repatriating these funds. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated withholding tax and income tax liability would be insignificant.
The significant components of our working capital are cash and cash equivalents, accounts receivable, inventory, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, customer deposits, short-term deferred revenue, and short-term notes payable. Working capital decreased by $30.7 million during the nine months ended September 30, 2017, primarily due to cash used in investing and financing activities, an increase in current deferred revenue and an increase in customer deposits.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$3,563	$(30,395)
Net cash used in investing activities	(3,512)	(20,162)
Net cash (used in) provided by financing activities	(7,372)	3,306
Net change in cash and cash equivalents for period	$(7,321)	$(47,251)

Our sources of liquidity are our cash flow from operations and our existing cash and cash equivalents, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
Substantially all of our RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition will be satisfied on April 25, 2018, which is 181 days after October 26, 2017, the date the S-1 was effective with the SEC.  As a result, an aggregate of approximately 876,442 shares underlying RSUs held by our directors and then current employees will vest and settle. We currently expect that the average withholding tax rate will be approximately 45%. We have not determined whether we will sell shares, or Sell to Cover, or withhold a portion of the vested shares, or Withhold to Cover, to satisfy our tax obligations due at settlement. If we were to elect Sell to Cover, approximately 45% of the vested shares would need to be sold on the settlement date with the actual percentage dependent upon the price received at settlement. If we were to elect Withhold to Cover, approximately 45% of the vested shares would be withheld on the settlement date, with the equivalent value being paid by us from a portion of the net proceeds from our IPO. If the price of our common stock at the time of settlement were equal to the initial public offering price of $22.00 per share, we estimate that this tax obligation would be approximately $8.7 million in the aggregate.
At September 30, 2017, we owed $24.4 million on the term loan and had no balance outstanding on the line of credit. Our loan and security agreement requires us to pay equal monthly installments of principal of $625,000 and monthly interest payments at a fixed interest rate per annum of 3.25%. Concurrent with the final monthly installment payment on the maturity date, we will be required to pay an additional payment of $825,000. Refer to Note 5. Debt Agreements in the Notes to Consolidated Financial Statements in our Prospectus filed with the SEC on October 27, 2017.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
During the nine months ended September 30, 2017, operating activities provided $3.6 million in cash as a result of a net loss of $54.9 million adjusted by non-cash charges of $17.1 million and a net increase of $41.3 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of an increase of $5.8 million in customer deposits, a decrease of $4.4 million in accounts receivable resulting from increased collections, and an increase of $39.0 million in deferred revenue due to higher sales.
Cash used in operating activities of $30.4 million for the nine months ended September 30, 2016 was primarily due to a net loss of $58.0 million adjusted by non-cash charges of $15.3 million and a net increase of $12.2 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of an increase of $10.1 million in deferred revenue due to higher sales, an increase of $6.4 million in other liabilities primarily related to the incentive for tenant improvements and an increase of $4.7 million in accrued compensation due to increased headcount and higher sales resulting in higher commission payable, offset by a decrease of $4.4 million in prepaid expenses and other current assets, and a decrease of $2.6 million in accounts receivable.
Investing Activities
Our investing activities have consisted of capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended September 30, 2017 was $3.5 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units of $3.4 million related to the continuing growth of our business.
Cash used in investing activities during the nine months ended September 30, 2016 was $20.2 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units of $20.0 million, a large portion of which are related to the build-out of our new corporate headquarters in San Jose, California. Additionally, there was an increase of $24.0 million in purchases of short-term investments due to proceeds from issuance of redeemable convertible preferred stock, offset by proceeds from maturities and sales of short-term investments of $24.0 million.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of redeemable convertible preferred stock and exercise of employee stock options through our equity incentive plans.
During the nine months ended September 30, 2017, financing activities used $7.4 million in cash, primarily due to the repayment of debt of $5.6 million and payments of $2.7 million for deferred offering costs related to our initial public offering, offset by $1.0 million from the exercise of employee stock options.
Cash provided by financing activities for the nine months ended September 30, 2016 was $3.3 million, primarily from net proceeds of $2.4 million from the final close of the Series G redeemable convertible preferred stock offering and $0.9 million from the exercise of employee stock options.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the nine months ended September 30, 2017 in our commitments under contractual obligations, as disclosed in our Prospectus filed with the SEC on October 27, 2017.
Off-Balance Sheet Arrangements
Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
For multiple element arrangements, the arrangement consideration is allocated to software deliverables as a group and non-software deliverables as a second group based on a relative selling price hierarchy. The relative selling price hierarchy is based on: (i) VSOE if available, (ii) third-party evidence of selling price, or TPE, if VSOE is not available, or (iii) best estimate of the selling price, or BESP, if neither VSOE nor TPE is available.
Hardware Product revenue is recognized at the time of delivery, provided that all other revenue recognition criteria have been met. Software Product revenue is recognized at the time of delivery if VSOE is established for all undelivered related items. If VSOE does not exist for one or more undelivered items, revenue from the software portion of the arrangement is deferred until the delivery of all items has begun and is then recognized ratably over the remaining related support and maintenance service period. Support and maintenance revenue is generally recognized ratably over the contractual service period, which is typically either one or three years, but can be up to five years. Professional services revenue is generally recognized as the services are rendered.
For Hardware Products, VSOE and TPE cannot be established, and we use BESP to determine the price at which a transaction would take place if the product was sold on a stand-alone basis. For Hardware Product related maintenance and professional services, we use either VSOE, or BESP when VSOE and TPE cannot be established. In determining the BESP for a product or service, we consider historical data including, but not limited to, product family, pricing practices, standalone sales, the nature and size of the end-customer, contractually stated prices, and geographical region. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
In multiple-element arrangements that include software, revenue is allocated to each separate unit of accounting for the non-software deliverables, as well as the software deliverables as a group, using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable separately using the residual method based on the fair value of each of the undelivered deliverables, using VSOE. We typically determine VSOE based on our normal pricing and discounting practices for the specific service when sold separately. We established VSOE on software-related support and maintenance using the bell-shaped curve approach. Under this approach, we concluded that VSOE exists if a substantial majority of recent stand-alone renewal transactions are priced within a narrow range. For Enterprise License Software, we established VSOE on support and maintenance prior to the occurrence of actual renewals, based on management’s ability to establish support and maintenance renewal rates. We ensure that such established VSOE is supported by contractually stated renewal rates. Beginning on January 1, 2016, we established VSOE for professional services, and support and maintenance on Software Products, except Extended Modules.
Stock-Based Compensation
Stock-based compensation expense is measured and recognized in the financial statements based on the grant date fair value of the award. The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of an RSU is measured using the fair value of our common stock on the date of the grant. Stock-based compensation expense is recognized over the requisite service periods of the awards, which is generally four years.
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of our underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions and estimates are as follows:

•	Fair Value of Common Stock. As our stock is not publicly traded, we estimate the fair value of common stock as discussed in “Common Stock Valuations” below.

•
Expected Term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

•	Risk-Free Interest Rate. We base the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the term of employee stock option awards.

•
Expected Volatility. As we do not have a trading history for our common stock, the expected volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage.

•	Dividend Rate. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, we use a dividend rate of zero.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
See Note 3. Equity Award Plans for the assumptions used to determine the grant date fair value of employee stock options for the three and nine-month periods ending September 30, 2017 and 2016.
Common Stock Valuations
The fair value of the common stock underlying our stock options was determined by our board of directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed by third-party valuation firms;

•	the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	the prices of redeemable convertible preferred stock sold by us to third-party investors in arms-length transactions;

•	the lack of marketability of our common stock;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	our history and the timing of the introduction of new products and services;

•	our stage of development;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;

•	the illiquidity of stock-based awards involving securities in a private company;

•	the market performance of comparable publicly-traded companies;

•	recent secondary stock sales transactions; and

•	U.S. and global capital market conditions.
In valuing our common stock, the fair value of our business, or Enterprise Value, was determined using an income approach and a market approach, which are both considered highly complex and subjective valuation methodologies. The income approach estimates the fair value of a company based on the present value of our future estimated cash flows and our residual value beyond the forecast period. These future cash flows, including the cash flows beyond the forecast period for the residual value, are discounted to their present values, using an appropriate discount rate, to reflect the risks inherent in our achieving these estimated cash flows. We used the guideline public company method in applying the market approach. The guideline public company method is based upon the premise that indications of value for a given entity can be estimated based upon the observed valuation multiples of comparable public companies, the equity of which is freely traded by investors in the public securities markets. The Enterprise Value determined was then adjusted to: (i) add back cash on hand and (ii) remove interest-bearing debt in order to determine a value, or Equity Value.
The resulting Equity Value was then allocated to the various share classes, including the common stock, using a multi-scenario option pricing method, or OPM. The OPM entails allocating the total stockholders’ equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes option-pricing model is employed to value the options, with an option term assumption consistent with our expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term.  The OPM uses the preferred stockholders’ liquidation preferences, participation rights, dividend rights, and conversion rights to determine the value of each share class. A multi-scenario OPM was employed to value the common stock, giving specific consideration to the claims of each share class in initial public offering, or (“IPO”), and non-IPO scenarios, with the resulting common stock value indications weighted by our best estimate of a successful future IPO in order to arrive at the estimated value of the common stock.
After the Equity Value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell company stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value. Our assessments of the fair value of the common stock for grant dates between the dates of the valuations were based in part on the current available financial and operational information and the common stock value provided in the most recent valuation as compared to the timing of each grant. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
As a public company, we will rely on the closing price of our common stock as reported by The NASDAQ Global Market on the date of grant to determine the fair value of our common stock.
As of October 26, 2017, based on the initial public offering price of $22.00 per share, the aggregate intrinsic value of our outstanding stock options was $108.1 million, of which $69.4 million related to vested stock options and $38.7 million related to unvested stock options, and the aggregate intrinsic value of our outstanding RSUs was $66.7 million, of which $11.9 million related to vested RSUs and $54.8 million related to unvested RSUs.

Our assessments of the fair value of our common stock for financial reporting purposes for grant dates between the dates of the valuations were based in part on the current available financial and operational information and the common stock value provided in the most recent third-party valuation as compared to the timing of each grant.
Redeemable Convertible Preferred Stock Warrant Liabilities
Warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities on the consolidated balance sheets at fair value upon issuance because the underlying shares of redeemable convertible preferred stock are redeemable at the option of the holders upon the occurrence of certain deemed liquidation events considered not solely within our control, which may therefore obligate us to transfer assets at some point in the future. The redeemable convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.
With the completion of our IPO in October 2017, the convertible preferred stock warrants outstanding automatically converted into common stock warrants and the preferred stock warrant liability will be reclassified to additional paid-in-capital.
Income Taxes
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of September 30, 2017 and December 31, 2016. We intend to maintain a full valuation allowance on the net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
JOBS Act
Under the Jumpstart Our Business Startups Act, we meet the definition of an “emerging growth company.” As such, we may avail ourselves of an extended transition period for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollars. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel, or NIS, and the British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations and comprehensive loss. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of September 30, 2017 and December 31, 2016 would result in a $1.0 million and $985,000 loss, respectively, on our condensed consolidated statements of operations and comprehensive loss. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of September 30, 2017, we had cash and cash equivalents of $72.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer & principal accounting officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been or will be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We may in the future receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
On October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringe certain patents held by it and seeking unspecified damages.  Based upon our review of these patents, we believe we have meritorious defenses to NST’s claims and intend to vigorously defend the lawsuit. However, the outcome of any litigation is inherently unpredictable, and as a result of this litigation, we may be required to pay damages or seek a license or other right to continue to deliver an unmodified version of CounterAct, which may not be made available to us at all or which may require us to pay ongoing royalties and comply with unfavorable terms.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.

Risks Related to Our Business
As a result of recent changes in our market, sales organization, and go-to-market strategy, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
Although we were founded in 2000 and launched ForeScout CounterACT in 2006, much of our growth has occurred in recent periods. Our growth reflects a number of macro changes impacting the cyber security market, particularly through Bring Your Own Device, or BYOD, initiatives and the emergence of the Internet of Things, or IoT, both of which have contributed to a significant increase in the number of unmanaged devices accessing IT networks and resulted in growing demand for our products. To address this demand, we have made substantial investments in our sales force, which has almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to September 30, 2017. In addition, we have also recently begun to focus on building relationships with potential Alliance Partners, such as FireEye, Inc., or FireEye, to utilize their sales force resources to reach new end-customers. As a result of these recent changes in our market, sales organization and go-to-market strategies, coupled with our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to developments in the security market, our results of operations and financial results could differ materially from our plans and forecasts. If we are unable to achieve our key objectives, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the years ended December 31, 2014, 2015, and 2016, our revenue was $71.1 million, $126.0 million, and $166.8 million, respectively, representing year-over-year growth of 77% and 32%, respectively. For the nine months ended September 30, 2016 and 2017, our revenue was $117.4 million and $154.9 million, respectively, representing period-over-period growth of 32%. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include our ability to increase the size or efficiency of our sales force, which has expanded rapidly in recent years, our ability to achieve repeat purchases by existing end-customers, and the extent to which we are successful in securing large scale deployments, particularly among Global 2000 enterprises and public sector organizations. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
We have a history of losses and may be unable to achieve or maintain profitability in the future.
We have incurred significant net losses in each year since our inception, including net losses of $44.0 million, $27.3 million, and $74.8 million for the years ended December 31, 2014, 2015, and 2016, respectively, and net losses of $58.0 million and $54.9 million for the nine months ended September 30, 2016 and 2017, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We expect our operating expenses to increase over the next several years as we continue to expend substantial financial resources on, among other things, expanding and improving the functionality of our solution through the addition of new ForeScout Extended Modules, investments in research and development and sales and marketing, and the hiring of additional employees. The return on these investments, if any, will only be realized over time and may not result in increased revenue commensurate with increases in our expenses, or at all.
In addition, as a public company, we will incur significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
If we are unable to increase sales of our solution to large organizations and public sector entities, while mitigating the risks associated with serving such end-customers, our business, financial position, and results of operations may suffer.
Our growth strategy is dependent, in part, upon increasing sales of our solution to large organizations and public sector entities. Sales to large organizations and public sector entities involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•
increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us, including, in certain cases, clauses that provide preferred pricing of configurations with similar specifications;

•
more stringent or costly requirements imposed upon us in our maintenance and support contracts with such end-customers, including stricter response times and penalties for any failure to meet maintenance and support requirements (which penalties may include termination of our maintenance and support contracts with such end-customer, or refunds of amounts paid);

•	more complicated and costly implementation processes and network infrastructure;

•
longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that ultimately elects not to purchase our products or purchases fewer products than we anticipated;

•	closer relationships with, and increased dependence upon, large technology companies who offer competitive products and have stronger brand recognition; and

•	increased pressure for pricing discounts.

In addition, because security breaches with respect to larger, high-profile organizations, or public sector entities are likely to be heavily publicized and because they are more likely to be targeted by cyberattackers, there is increased reputational risk associated with serving such end-customers. If we are unable to increase sales of our solution and products to large organizations and public sector entities while mitigating the risks associated with serving such end-customers, our business, results of operations, prospects, and financial condition may suffer.
Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our results of operations will be harmed.
We have experienced rapid growth over the last several years, which has placed and will continue to place significant demands on our management, administrative, operational, and financial infrastructure. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale all aspects of our business in proportion to such rapid growth, including an expanded sales force, additional end-customer service personnel, and a new corporate headquarters, as well as more complex administrative systems related to managing increased headcount, particularly within our sales force. For instance, from January 1, 2016 to September 30, 2017, our headcount grew from 513 employees to 811 employees, and we expect to continue to expand our headcount. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees, particularly our sales force, and hire, train, and manage new employees as needed.
To manage the domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, as well as our reporting processes and procedures. In addition, we will need to implement more extensive and integrated financial and business information systems, including a new software license management system and a human resource management system. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to successfully acquire or implement these or other improvements to our systems and processes in an efficient or timely manner, or once implemented, we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in integrating with third-party technology. In addition, our systems and processes may fail to prevent or detect errors, omissions, or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in the disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast and report our revenue, expenses and earnings, any of which may materially harm our business, results of operations, prospects, and financial condition.
If we are unable to increase market awareness of our company and our solution, or fail to successfully promote or protect our brand, our competitive market position and revenue may not continue to grow or may decline.
Market awareness of the value proposition of our solution will be essential to our continued growth and our success. If our marketing efforts are unsuccessful in creating market awareness of our company and our solution, then our business, results of operations, prospects, and financial condition will be adversely affected, and we will not be able to achieve sustained growth.
Moreover, due to the intensely competitive nature of our market, we believe that building and maintaining our brand and reputation is critical to our success and that the importance of positive brand recognition will increase as competition in our market further intensifies. While we believe that we are successfully building a well-established brand and have invested and expect to continue to invest substantial resources to promote and maintain our brand, both domestically and internationally, there can be no assurances that our brand development strategies will enhance our reputation or brand recognition or lead to increased revenue.
Furthermore, an increasing number of independent industry analysts and researchers, such as Gartner, Inc., International Data Corporation, and Forrester Research, Inc., regularly evaluate, compare, and publish reviews regarding the functionality of security products and services, including our solution. The market’s perception of our solution may be significantly influenced by these reviews. We do not have any control over the content of these independent industry analysts and researchers’ reports, and our reputation and brand could be harmed if they publish negative reviews of our solution or do not view us as a market leader. The strength of our brand may also be negatively impacted by the marketing efforts of our competitors, which may include incomplete, inaccurate, and misleading statements about us, or our products and services. If we are unable to maintain a strong brand and reputation, sales to new and existing end-customers could be adversely affected, and our financial performance could be harmed.

We operate in a highly competitive market, with certain competitors having greater resources than we do, and competitive pressures from existing and new companies may adversely impact our business, results of operations, prospects, and financial condition.
The market in which we compete is highly fragmented, intensely competitive, and evolving in response to changes in the threat landscape and corporate network security infrastructures. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into the security market. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and our failure to increase, or the loss of, market share, any of which could seriously harm our business, results of operations, prospects, and financial condition. If we do not keep pace with product and technology advances and otherwise keep our products and services competitive, there could be a material and adverse effect on our competitive position, revenue, and prospects for growth.
Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc., or Cisco, and HP Enterprise Company that may emulate or integrate features similar to ours into their own products; independent network security vendors that offer products that claim to perform similar functions to our solution; and small and large companies that offer point solutions that compete with some of the features present in our solution. We may also face competition from highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively as our market grows and IT budgets are increased or created to support next-generation threat protection.
Many of our current and potential competitors, such as Cisco and HP Enterprise Company, have longer operating histories, are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution, and other resources, and greater name recognition. Such competitors also may have well-established relationships with our current and potential end-customers, extensive knowledge of our industry and the market in which we compete and intend to compete, and such competitors may emulate or integrate product features similar to ours into their own products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion, and sale of their products and services than we can with respect to our products and services. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products and services, and potentially causing our end-customers to decrease purchases of, or defer purchasing decisions with respect to, our products and services. In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages potential end-customers from purchasing our products and services, including by selling at zero or negative margins, product bundling, or offering closed technology solutions. Potential end-customers may also prefer to purchase from their existing vendors rather than a new supplier regardless of product performance or features.  Further, to the extent that one of our competitors acquires, or establishes or strengthens a cooperative relationship with, one or more of our channel partners, it could adversely affect our ability to compete. We may be required to make substantial additional investments in research and development and sales and marketing to respond to these competitive pressures, and we may not be able to compete successfully in the future. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, results of operations, prospects, and financial condition.
If we are unable to successfully expand our sales force while maintaining sales productivity, sales of our products, maintenance, and professional services and the growth of our business and financial performance could be harmed.
We continue to be substantially dependent on our sales force to obtain new end-customers and increase sales to existing end-customers, and we plan to continue to grow our sales force in the future. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth and profitability will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of sales personnel to support our growth, particularly in international markets. New sales representative hires require significant training and may require a lengthy on-boarding process before they achieve adequate levels of productivity. Generally, our sales representatives become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training.
Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain a sufficient number of qualified personnel in the markets where we do business or plan to do business. If we are unable to recruit, train, and retain a sufficient number of productive sales personnel, sales of our products, maintenance, and professional services and the growth of our business would be harmed. Additionally, if our efforts to expand our sales force do not result in increased revenue, our results of operations could be negatively impacted due to increased operating expenses associated with an expanded sales force.

Our end-customers’ purchasing cycles may cause fluctuations in our revenue.
Our business is affected by cyclical fluctuations in end-customer spending patterns, which result in some seasonal trends in the sale of our solution. Revenue in our third and fourth fiscal quarters, particularly in the last two weeks of the fourth quarter, is typically stronger due to the calendar year-end. Our public sector end-customers typically end their fiscal years during our third quarter, while many of our other end-customers end their fiscal years during our fourth quarter. Our first and second fiscal quarters typically experience lower sales, with aggregate revenue historically significantly lower in our first fiscal quarter when compared to our third and fourth fiscal quarters. Furthermore, our rapid growth rate over recent years may have made these fluctuations more difficult to detect. If our growth rate slows over time, cyclical variations in our operations may become more pronounced, and our business, results of operations, prospects, and financial condition may be adversely affected.
Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their quarterly sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, our revenue for that quarter could fall below our expectations and the estimates of analysts, which could adversely impact our business, results of operations, prospects, and financial condition and cause a decline in the trading price of our common stock. The reasons our expected revenue may be delayed include:

•	the failure of anticipated purchase orders to materialize;

•	our logistics partners’ inability to deliver products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter;

•	our failure to manage inventory to meet demand;

•	our inability to release new products on schedule;

•	any failure of our systems related to order review and processing; or

•	any delays in shipments based on trade compliance requirements.
We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected.
We are dependent upon lead generation strategies to generate sales opportunities, such as sponsored events, tradeshows, webinars, and product demonstrations. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that targeted leads do not become, or we are unable to successfully attract, end-customers, we will not realize the intended benefits of these marketing strategies, and our ability to grow our revenue will be adversely affected.
Our business depends substantially on our ability to retain end-customers and expand our offerings to them. A decline in our end-customer retention or in our ability to expand sales to existing end-customers could harm our future results of operations.
Many organizations seek security solutions that are among the best available in the industry. For us to maintain or improve our results of operations in an industry that is rapidly evolving and places a premium on market leading solutions, it is important that we retain existing end-customers and that our end-customers expand their use of our products and services. An increasing portion of our revenue is derived from additional sales to our end-customers for both the management of additional existing devices on their networks and the influx of new devices that are added to their networks each day. During the year ended December 31, 2016, approximately 82% of our revenue came from existing end-customers, and it is important for us to increase sales into this base. Our end-customers also have no obligation to renew their maintenance and support contracts with us upon the expiration of the initial maintenance and support contract period, which is typically a one-year or three-year term, and even if end-customers do renew, they may not renew with a similar maintenance and support contract period, or they may renew on terms that are less economically beneficial to us.
Our end-customer retention rates may decline or fluctuate as a result of a number of factors, including the level of our end-customers’ satisfaction with our solution, services and support, our prices and the prices of competing solutions or products, mergers and acquisitions affecting our end-customer base, the effects of global economic conditions, new technologies, changes in our end-customers’ spending levels, and changes in how our end-customers perceive the security threats to their organizations and the importance of our offerings to the security of their organizations.

In addition to increasing sales from our end-customers through sales of additional products, maintenance, and professional services, our sales may increase when end-customers refresh their installed base of our physical appliances, or Physical Appliances, with our latest equipment, replacing older versions of the Physical Appliances that reach the end of their useful life and are no longer supported under service contracts. Our end-customers typically refresh their installed base of our hardware appliance products every five years. Historically, these refresh cycles triggered buying cycles for new versions of our hardware appliances, which typically offer greater capacity and additional features than older versions, as well as new service contracts. If end-customers choose not to replace older versions of our products with newer products supported under our service contracts, our business, results of operations, prospects, and financial condition will be adversely affected. A refresh cycle also creates an opportunity for our competitors to try to displace our existing product deployments at our end-customers, who may be more inclined to consider other product solutions when they otherwise have to replace our existing products that have reached the end of their useful lives. The extent to which end-customers decide to refresh by purchasing products from our current or future competitors, as opposed to purchasing our new products, may significantly impact our current period product revenue, as well as future service revenue.
Our future success depends substantially on our ability to expand our sales to our existing end-customers with solutions we develop or acquire. If we are unable to expand our presence within our end-customer base by expanding the scope of their usage or adopting additional products, our business and revenue will be adversely affected.
If we are unable to attract new end-customers, our revenue growth and profitability will be adversely affected.
To increase our revenue and achieve and maintain profitability, we must regularly add new end-customers. In fiscal 2016, we sold our products to approximately 380 new end-customers. Numerous factors, however, may impede our ability to add new end-customers, including our inability to convert prospective end-customers that have been referred to us by our existing network into end-customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop relationships with resellers, or failure to ensure the effectiveness of our marketing programs. In addition, if prospective end-customers do not perceive our solution to be of superior value and quality, we will not be able to attract the number and types of new end-customers that we are seeking.
Our results of operations may fluctuate significantly, be difficult to predict, and may not meet investor expectations.
Our results of operations have varied significantly in the past and may vary significantly in the future, from period to period due to a number of factors, many of which are outside of our control, including macroeconomic factors. These factors limit our ability to accurately predict our results of operations and include factors discussed throughout this “Risk Factors” section, including the following:

•	macroeconomic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending available to organizations;

•	the timing, size, and mix of orders from, and shipments to, end-customers, including the timing of large orders, and timing of shipments;

•	fluctuation in demand for our products, maintenance, and professional services;

•	evolving conditions in the markets in which we compete;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	our ability to continue to acquire new end-customers and increase our market share;

•	our sales cycles, which may lengthen as the complexity of products and competition in our markets increases and in response to macroeconomic conditions;

•	the level of competition in our markets, including the effect of new entrants, price competition, consolidation, and technological innovation;

•	market acceptance of our products, maintenance, and professional services;

•	any disruption in our channel or termination of our relationship with important channel partners;

•	product announcements, introductions, transitions, and enhancements by us or our competitors, which could result in deferrals of end-customer orders;

•	technological changes in our markets;

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	the impact of future acquisitions or divestitures;

•	the cost of potential and existing litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	the need to change our pricing model or make pricing concessions to large end-customers;

•	changes in accounting rules and policies; and

•	the need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period.
Furthermore, a high percentage of our expenses, including those related to overhead, service and maintenance, research and development, sales and marketing, and general and administrative functions are generally fixed in the short term. As a result, if our revenue is less than forecasted, we may not be able to effectively reduce such expenses to compensate for the revenue shortfall and our results of operations will be adversely affected.
Sales to U.S. federal, state, and local government agencies and other public sector entities are subject to a number of challenges and risks that may adversely impact our business.
We currently sell our solution to various government agencies and other public sector entities, and we may in the future increase sales to government agencies and other public sector entities. For example, sales to U.S. federal, state, and local government agencies and other public sector entities accounted for 23%, 23%, and 36%, of our total revenue for the years ended December 31, 2014, 2015, and 2016, respectively, and accounted for 33% and 28% of our total revenue for the nine months ended September 30, 2016 and 2017, respectively, and may in the future account for a greater percentage of our total revenue. Sales to such government agencies and other public sector entities are subject to certain risks. Selling to government agencies and other public sector entities can be highly competitive, expensive, and time consuming, and can require certification requirements, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. Additionally, public sector demand and payment for our products, maintenance, and professional services may be impacted by public sector budgetary cycles and funding authorizations. Funding reductions, budget constraints, or delays may adversely affect public sector demand for our products, maintenance, and professional services. The vast majority of our sales to government agencies and other public sector entities are completed through our network of channel partners, and government agencies and other public sector entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. The public sector routinely investigates and audits public sector contractors’ administrative processes, and any unfavorable audit could result in the public sector refusing to continue buying our products, maintenance, and professional services, a reduction of revenue, fines, or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results of operations.
Because we derive substantially all of our revenue and cash flows from one product, ForeScout CounterACT, the failure to achieve increased market acceptance of CounterACT would adversely affect our business, results of operations, prospects, and financial condition.
We derive and expect to continue to generate most of our revenue from our ForeScout CounterACT product and related maintenance and professional services for CounterACT for the foreseeable future. As a result, the market acceptance of CounterACT is critical to our continued success. Demand for CounterACT is affected by a number of factors beyond our control, including continued market acceptance of CounterACT by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. Our inability to expand our sales of CounterACT to existing end-customers or increase our sales of CounterACT to new end-customers would harm our business and results of operations more seriously than if we derived significant revenue from a variety of sources.
Real or perceived defects, errors or vulnerabilities in our products, the misconfiguration of our products, the failure of our products to detect or prevent a security breach, the failure of end-customers to take action on attacks identified by our products, or the failure of our products to detect newly developed devices could harm our reputation and adversely impact our business, results of operations, prospects, and financial condition.
Because our products are complex, they have contained, and may in the future contain, design or manufacturing defects or errors that are not detected before their deployment. Our products also provide our end-customers with the ability to customize a multitude of settings, and it is possible that an end-customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects, errors, and misconfigurations of our products could cause our products to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our end-customers. In addition, because the devices and techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until widely deployed, there is a risk that an advanced attack could emerge through a device that our products are unable to detect, particularly devices without IP addresses. Moreover, as our products are adopted by an increasing number of large organizations and public sector entities, it is possible that the individuals and organizations behind cyberattacks will begin to focus on finding ways to defeat our products. If this happens, our products could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products are capable of providing superior network security, which, in turn, could have a serious impact on our reputation. Any security vulnerability or perceived security vulnerability of our products could materially and adversely affect our business, results of operations, prospects, and financial condition.

If any of our end-customers become infected with malware after using our products, such end-customer could be dissatisfied with our products or perceive that our products failed to perform their intended purpose, regardless of whether our products mitigated the actual harm of malware, blocked the theft of any of such end-customer’s data, or would have blocked such theft if the product had been configured properly. If any of our end-customers experience a security breach, such end-customers and the general public may believe that our products failed even if the cause of the breach is unrelated to the performance of our products. Furthermore, if any organizations or public sector entities that are publicly known to use our products are the subject of a cyberattack that becomes publicized, our other current or potential end-customers may believe that our products failed and be inclined to purchase alternative solutions from our competitors. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity about us, damage to our brand and reputation, decreased sales, increased expenses, and end-customer relations problems.
Furthermore, our existing products are designed to detect existing IP-based devices and may fail to detect newly developed IP-based devices or devices that operate on newly developed protocols for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, the advancement of new and existing technologies and new operating environments, the complexity of our end-customers’ network and environment, and the sophistication of malware, viruses, and other threats. To the extent potential end-customers, industry analysts or testing firms believe that the failure of our products to detect certain networked devices indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the security industry and the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose end-customers.
Any real or perceived defects, errors, or vulnerabilities in our products, or any other failure of our products to detect devices that introduce threats to an end-customer’s network, could result in:

•	a loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue and harm to our financial condition and results of operations;

•	a delay in attaining, or the failure to attain, market acceptance for new products;

•
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

•	an increase in warranty claims or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;

•	harm to our reputation or brand; or

•	litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.
Because our products are highly complex and are subject to real or perceived defects, our business is subject to risks related to warranty claims, product returns and product liability.
We may incur significant costs in connection with a product recall and any related indemnification obligations, which could materially and adversely affect our results of operations. In addition, many of our products operate on our internally developed operating system, and any error in the operating system may affect those products. We have experienced in the past, and may continue to experience in the future, errors or quality problems in connection with new products and enhancements to existing products. We expect that errors or quality problems will be found from time to time in our products after commencement of commercial shipments, which could seriously harm our business.
Historically, the amount of warranty claims we have received has not been significant, but there is a risk that errors or problems with the quality of our products could result in material claims in the future. Because our end-customers install our appliances directly into their network infrastructures, any errors, defects, or other problems with our products could negatively impact their networks or other internet users, resulting in financial or other losses to our end-customers. While we typically seek by contract to limit our exposure to such damages, liability limitation provisions in our standard terms and conditions of sale, and those of our channel partners, may not be enforceable under some circumstances as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries or may not fully or effectively protect us from end-customer claims and related liabilities and costs, including indemnification obligations under our agreements with channel partners or end-customers. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could require us to incur costs in connection with litigation, which could divert management’s time and other resources away from our business and could significantly harm the reputation of our business and products.

We rely on revenue from maintenance and professional services, which may decline, and because we recognize revenue from our support and maintenance contracts over the term of the relevant service period, downturns or upturns in sales of our support and maintenance services are not immediately reflected in full in our results of operations.
Our maintenance and professional services revenue accounted for 42%, 43%, and 41% of our revenue during the years ended December 31, 2014, 2015, and 2016, respectively, and accounted for 41% and 46% of our revenue during the nine months ended September 30, 2016 and 2017, respectively. Sales of new or renewal service contracts may decline and fluctuate as a result of a number of factors, including our end-customers’ level of satisfaction with our maintenance and support services or our professional services, the prices of our services, and reductions in our end-customers’ spending levels. If our sales of new or renewal maintenance and support contracts or professional services contracts decline, our revenue and revenue growth may decline and our business will suffer. While we typically bill for support and maintenance services upfront, we recognize revenue from support and maintenance services ratably over the contractual service period, which is typically either one or three years. Our professional services revenue is generally recognized as the services are rendered. As a result, much of the service revenue from our maintenance and support contracts that we report each fiscal quarter is the recognition of deferred revenue from maintenance and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed maintenance and support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our maintenance and support services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional sales of maintenance and support services in any period, as revenue from new and renewal maintenance and support contracts must be recognized over the applicable term of the contract. Furthermore, any increase in the average term of our maintenance and support contracts would result in revenue for such contracts being recognized over longer periods of time.
The security market is rapidly evolving and difficult to predict within the increasingly challenging cyberthreat landscape. If the security market does not evolve as we anticipate or if our target end-customers do not adopt our solution, our sales will not grow as quickly as anticipated and our stock price could decline.
We are in a new, rapidly-evolving category within the security market that focuses on providing organizations with enhanced visibility and control over their networks through an agentless and continuous monitoring solution. As such, it is difficult to predict important market trends, including how large the security market will be or when and what products end-customers will adopt. For example, organizations that currently use traditional approaches may believe that these approaches already provide them with sufficient network security. Therefore, they may continue spending their network infrastructure budgets on these products and may not adopt our solution in addition to or in lieu of such traditional products.
The introduction of new products by others, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing products obsolete or make it easier for other products to compete with our products. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and cyberthreats, which require them to add numerous devices and adopt increasingly complex network infrastructures, incorporating a variety of hardware devices, software applications, operating systems, and networking protocols. As their technologies and business plans grow more complex, we expect these end-customers to face new and increasingly sophisticated methods of cyberattack. We face significant challenges in ensuring that our solution effectively identifies and responds to these advanced and evolving attacks without disrupting our end-customers’ network performance. Changes in the nature of advanced cyberthreats could result in a shift in IT budgets away from solutions such as ours. In addition, any changes in government regulation, compliance standards, or audit requirements that deemphasize the types of visibility, controls, and monitoring that our solution provides would adversely impact demand for our offerings. If solutions such as ours are not viewed by organizations as necessary, or if end-customers do not recognize the benefit of our solution as a critical layer of an effective security strategy, then our revenue may not grow as quickly as expected, or may decline, and our business could suffer.
Our future success will depend in part upon our ability to:

•	develop, acquire, and/or maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	identify and respond to emerging technological trends in the market; and

•	respond effectively to new technological changes or new product announcements by others.
If the market for network security products does not evolve in the way we anticipate or if organizations do not recognize the benefits our solution offers in addition to or in place of existing network security products, and as a result we are unable to increase sales of our solution to end-customers, then our revenue may not grow as expected or may decline, which could adversely impact our stock price.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and the timing of our sales are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The decision makers within our end-customers are primarily IT departments that are managing a growing set of user and compliance demands, which increases the complexity of end-customer requirements to be met in the sales cycle. The length of our sales cycle, from identification of an opportunity to delivery of and payment for our products, maintenance, and professional services, typically ranges from six to 12 months but can be longer and may vary significantly from customer to customer, with sales to large organizations and public sector entities typically taking longer to complete. To the extent our competitors develop products that our prospective end-customers view as comparable to ours, our average sales cycle may increase.  Additionally, a combination of legal, procurement, development, and IT departments are involved in testing, evaluating, and finally approving purchases, which can also make the sales cycle longer and less predictable. Moreover, sales to large organizations and public sector entities, which we target, will contribute to the growth of our revenue and involve challenges that could further increase the complexity and length of our sales cycle, such as complicated certification and bidding processes. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
We may not be able to accurately predict or forecast the timing of sales, which could cause our results to vary significantly. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
If our products do not successfully interoperate with our end-customers’ infrastructure, sales of our products, maintenance, and professional services could be negatively affected, which would harm our business.
Our products must interoperate with our end-customers’ existing or future infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we are unable to successfully manage and interpret new protocol standards and versions or if we encounter problematic network configurations or settings, we may have to modify our software or hardware so that our products will interoperate with our end-customers’ infrastructures and can manage our end-customers’ traffic in the manner intended, which may divert substantial time and resources. If we find defects in the hardware installed with an end-customer, as we have in the past, we will replace the hardware as part of our normal warranty process. If we find errors or bugs in existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products, maintenance, and professional services and our ability to sell products and services could be adversely affected. In addition, public sector entities and other end-customers may require our products to comply with certain additional security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers or at a competitive disadvantage, which would harm our business, results of operations, prospects, and financial condition.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents, and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which can offer only limited protection. We have five issued patents in the United States, nine pending U.S. patent applications, two issued foreign counterpart patents and one pending foreign counterpart patent application in non-U.S. jurisdictions, and we plan to file additional patent applications in the future. Our issued patents expire between 2019 and 2033. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to prevent competitors from using technology similar to our patented technology.
Any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. At the time of filing a patent application, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or pursue patent protection in all countries and jurisdictions in which we do business at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any issued patents relating to software.
Many aspects of our business rely on our unpatented or unpatentable proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors, and end-customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights, which may substantially harm our business. In addition, we cannot assure you that we have entered into such agreements with all parties who may have or have had access to our confidential information, that such agreements will be fully enforceable, or that the agreements we have entered into will not be breached by the counterparty. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we, as a provider of network security solutions, may be an attractive target for computer hackers, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information.  Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights, and may not be able to take appropriate steps to mitigate harms resulting from any unauthorized use or infringement.
From time to time, we may need to bring legal action to enforce our patents, trademarks, and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, results of operations, financial condition, and cash flows. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business and results of operations.
Patent and other intellectual property disputes are common in the security industry. Some companies in the security industry, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us or to prevent us from developing certain technologies. Third parties may assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. They may also assert such claims against our end-customers whom our standard license and other agreements obligate us to indemnify against claims that our products infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. As the number of products and competitors in our market increase, the number of products with overlapping functionality may increase, which in turn may result in more claims of infringement, misappropriation, and other violations of intellectual property rights. Further, as we gain an increasingly high profile, the possibility of intellectual property rights claims against us grows.  Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. As an example, in 2012, a non-operating entity brought a patent infringement action against us, which we settled in 2012 for a nominal amount, but which required the payment of legal fees and diverted management’s time and attention.
On October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringe certain patents owned by it and seeking unspecified damages.  Based upon our review of these patents, we believe we have meritorious defenses to NST’s claims and intend to vigorously defend the lawsuit. However, the outcome of any litigation is inherently unpredictable, and as a result of this litigation, we may be required to pay damages or seek a license or other right to continue to deliver an unmodified version of CounterAct, which may not be made available to us at all or which may require us to pay ongoing royalties and comply with unfavorable terms.

While we intend to increase the size of our patent portfolio, the patent portfolios of our most significant competitors and potential competitors are larger than ours. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve other non-operating entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. Given the competitive nature of the market in which we operate, there is a risk that we are infringing or otherwise violating third-party intellectual property rights.
An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages if we are found to have willfully infringed a third party’s patents or copyrights;

•	cease making, licensing, or using solutions that are alleged to infringe or misappropriate the intellectual property of others;

•	expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful;

•	enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights; or

•	indemnify our partners and other third parties.
Any damages or royalty obligations we may become subject to and any third-party indemnity we may need to provide that result from an adverse outcome could harm our results of operations. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us or at all, and may require significant expense and expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, results of operations, prospects, and financial condition.
We rely on technology that we license from third parties, including software that is integrated with our internally developed software and used with our products.
We rely on technology that we license from third parties, including third-party commercial software and open source software, which is used with certain of our products. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them.  If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to delete this functionality from our software until equivalent, non-infringing technology can be licensed or developed and integrated into our current products. This effort could take significant time (during which we would be unable to continue to offer our affected products or services) and expense and may ultimately not be successful. In addition, our inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Our use of open source software could negatively affect our ability to sell our solution, require us to reengineer our products and possibly subject us to litigation.
We use open source software in our products and our development environments and expect to continue to use open source software in the future. Open source software is typically provided without assurances of any kind. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner that is not intended under our policies or monitoring practices, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products quickly with lower development effort and ultimately could result in a loss of sales for us. This could also result in litigation, require us to purchase costly licenses, or require us to devote additional research and development resources to change our products or services, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our offerings or incur additional costs. Although we regulate the use and incorporation of open source software into our products, we cannot be certain that we have, in all cases, incorporated open source software in our products in a manner that is consistent with the applicable open source license terms.

We are dependent on a single third-party manufacturer and a limited number of third-party logistics providers to design and manufacture our products and to fulfill orders for our products.
We depend on a single third-party manufacturer, Arrow Electronics, Inc., to manufacture and develop the hardware for our products. Our reliance on this third-party manufacturer reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. This manufacturer typically fulfills our supply requirements on the basis of individual orders. We do not have a long-term contract with our third-party manufacturer that guarantees capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, it is not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. There are alternative manufacturers that could provide components and manufacture our hardware, as our agreements do not provide for exclusivity or minimum purchase quantities, but the transition and qualification from our single third-party manufacturer to another could be lengthy, costly, and difficult, diverting substantial time and resources from our operations.
We also depend on third-party logistics providers to fulfill orders for our products. Our supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. From time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our end-customers could be delayed, and our business and results of operations could be adversely affected if:

•	we fail to effectively manage our supply chain partner relationships;

•	our third-party manufacturer does not meet our development schedules;

•	our third-party manufacturer experiences delays, disruptions, or quality control problems in manufacturing our products;

•	one or more of our third-party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or

•	we are required to add or replace our third-party manufacturer, third-party logistics providers, or fulfillment sites.
In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose or misuse such information or be subject to a breach or other compromise that introduces a vulnerability or other defect in the products manufactured by our supply chain partners, which risks cannot be fully mitigated. While we take precautions to ensure that our hardware obtained or manufactured by our supply chain partners is inspected, any espionage acts, malware attacks, theft of confidential information, or other malicious incidents perpetrated either directly or indirectly through our supply chain partners, may compromise our system infrastructure, expose us to litigation and associated expenses and lead to reputational harm that could result in a material adverse effect on our financial condition and results of operations. In addition, we are subject to risks resulting from the perception that certain jurisdictions do not comply with internationally recognized rights of freedom of expression and privacy and may permit labor practices that are deemed unacceptable under evolving standards of social responsibility. If manufacturing or logistics in these foreign countries is disrupted for any reason, including natural disasters, IT system failures, military, or government actions or economic, business, labor, environmental, public health, or political issues, or if the purchase or sale of products from such foreign countries is prohibited or disfavored, our business, results of operations, prospects, and financial condition could be adversely affected.
We rely on third-party channel partners to sell our products, maintenance, and professional services. If our partners fail to perform, or if we fail to manage and retain such partners, our ability to sell our products, maintenance, and professional services would be limited, and if we fail to optimize our channel partner model going forward, our results of operations would be harmed.
We market and sell our products, maintenance, and professional services through a direct touch, channel fulfilled model. We currently have over 600 channel partners, including system integrators, value-added resellers, and distributors. During the years ended December 31, 2014, 2015, and 2016, approximately 90%, 80%, and 86%, respectively, of our revenue was attributable to sales fulfilled through our channel partners. For the nine months ended September 30, 2016 and 2017, approximately 91% and 90%, respectively, of our revenue was attributable to sales fulfilled through our channel partners. If we lost any of our channel partners, or if any of the channel partners responsible for a significant portion of our business becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our revenue, we expect we will need to maintain our existing channel partners and continue to train and support them, as well as add new channel partners and effectively train, support, and integrate them with our sales process. Additionally, our entry into any new markets will require us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
Our current system of channel distribution may not prove effective in maximizing sales of our products, maintenance, and professional services. Our products are complex and certain sales can require substantial effort and outlay of cost and resources, either by us or our channel partners. It is possible that our channel partners will be unable or unwilling to dedicate appropriate resources to support those sales. Furthermore, most of our channel partners do not have minimum purchase or resale requirements and may terminate our agreements with only a short notice period or otherwise cease selling our products at any time. If we are unable to develop and maintain effective sales incentive programs for our third-party channel partners, we may not be able to incentivize these partners to sell our products to end-customers and, in particular, to large organizations. They also may market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales, and support of those competitive products. There is no assurance that we will retain these channel partners or that we will be able to add additional or replacement channel partners in the future. The loss of one or more of our key channel partners in a given geographic area could harm our results of operations within that area, as new channel partners typically require extensive training and take several months to achieve acceptable productivity.
We also depend on some of our channel partners and our end-customers’ outsourced IT vendors to deliver professional services for our products. Once our products are deployed within our end-customers’ networks, many of our end-customers depend on the support of our channel partners and their outsourced IT vendors to resolve any issues relating to the implementation and maintenance of our solution. If our channel partners and our end-customers’ outsourced IT vendors do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues or provide effective ongoing support, our end-customer satisfaction and future sales of our products could be adversely affected.
While we require that our channel partners comply with applicable laws and regulations, they could engage in behavior or practices that expose us to legal or reputational risk.
Managing the supply of our products is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Our third-party manufacturer procures components and builds our products based on our forecasts, and we generally do not hold inventory. These forecasts are based on estimates of future demand for our products, which can be adjusted based on historical trends and analysis and for overall market conditions, and we cannot guarantee the accuracy of our forecasts. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and nonreturnable.
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. We accrue for manufacturing cost commitments in excess of our forecasted demand. If we ultimately determine that we have excess supply, we may have to record a reserve for excess manufacturing costs or reduce our prices and write-down inventory, either of which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business.
A wide variety of state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. For instance, in order for our solution to detect devices on a network, our solution gathers and tracks IP addresses to monitor each device on our end-customer’s networks. While we do not have immediate access to these IP addresses and other personal information, we have access to this information from time to time in connection with our maintenance and professional services. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
In addition, our appliances, when configured by our end-customers, may intercept and examine data in a manner that may subject the use of those appliances to privacy and data protection laws and regulations in those jurisdictions in which our end-customers operate. Any failure or perceived failure by us or by our products or services to comply with these laws and regulations may subject us to legal or regulatory actions, damage our reputation or adversely affect our ability to sell our products or services in the jurisdiction that has enacted the law or regulation. Moreover, if these laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products and services, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products or services operate. This could adversely affect our business, results of operations, prospects, and financial condition.
Reduced information technology and network infrastructure spending or adverse economic conditions may harm our business, results of operations, prospects, and financial condition.
Our business depends on the overall demand for information technology, network infrastructure, and network security products. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Currently, most organizations and public sector entities have not allocated a fixed portion of their budgets to protect against next-generation advanced cyberattacks. If we do not succeed in convincing end-customers that our products and services should be an integral part of their overall approach to network security and that a portion of their annual IT budgets should be allocated to our solution, general reductions in IT spending by our end-customers are likely to have a disproportionate impact on our business, results of operations, prospects, and financial condition.
Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, results of operations, prospects, and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. In addition, continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on network security products.
The average sales price of our products has decreased from time to time, and may decrease in the future, which may negatively impact our gross profits and results of operations.
From time to time, the average sales price of our products and services has decreased. In the future, it is possible that the average sales price of our products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. Such pricing pressures may also be dependent upon the mix of products sold, the mix of revenue between products, maintenance, and professional services and the degree to which products, maintenance, and professional services are bundled and sold together for a package price. Therefore, to achieve and maintain profitability, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so would cause our revenue and gross profits to decline, which would harm our business and results of operations. Furthermore, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and end-customers are willing to pay in those countries and regions. In addition, we may experience substantial period-to-period fluctuations in future results of operations in the event we experience an erosion of our average sales price.
We are dependent on the continued services and performance of our senior management and other key employees, and the loss of any of these key employees or any failure to hire additional key employees could adversely affect our business, results of operations, prospects, and financial condition.
Our future performance depends on the continued services and contributions of our senior management, including our Chief Executive Officer and President, Michael DeCesare, and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could harm our business and our customer relationships. We do not maintain key man life insurance with respect to any officer or other employee.

Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for talent. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they divulged proprietary or other confidential information.
In addition, we issue stock options and other equity awards as a key component of our overall compensation and recruiting and retention efforts. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. We are also required under GAAP to recognize compensation expense in our results of operations for employee stock-based compensation under our equity grant programs, which may negatively impact our results of operations and may increase the pressure to limit stock-based compensation. Further, the ability to either exercise those options and for our employees to sell their stock and vested and settled restricted stock units, or RSUs, in a public market after the completion of any applicable lock-up period may lead to a larger than normal turnover rate. Additionally, subject to certain limitations, an aggregate of approximately 876,442 shares underlying RSUs will vest and settle on April 25, 2018, 181 days after October 26, 2017, the date the S-1 was effective with the SEC.
We are dependent on various IT systems, and failures of, or interruptions to, those systems could harm our business.
Many of our business processes depend upon our IT systems, the systems and processes of third parties and on interfaces with the systems of third parties over which we do not have control. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to maintain operations and to ship products, and our financial results would likely be harmed. In addition, reconfiguring our IT systems or other business processes in response to changing business needs may be time consuming and costly. To the extent any such reconfiguration were to impact our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.
Governmental regulations affecting the manufacturing of products and that contain “conflict minerals” and the import or export of our products could negatively affect our revenue and may cause reputational harm.
We may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act.  As a result, in future periods, we may be required to diligence the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo, or the DRC, or adjoining countries. For instance, the Dodd-Frank Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. Securities and Exchange Commission, or SEC, rules implementing these requirements and other international standards, such as the Organization for Economic Co-Operation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas, may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. We may also face reputational challenges with our end-customers, stockholders and other stakeholders if we are unable to verify the origins for the minerals used in our products.
In addition, the U.S. government and various foreign governments, including that of Israel, where we have significant research and development operations, have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. If we were to fail to comply with any of these controls or requirements, including U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license or approval for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners, who we rely on to fulfill our product orders and deliver our products to our end-customers, comply with all relevant regulations, any failure by us or by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations, and penalties. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenue.

In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our results of operations.
Parts of our research and development activities are located in Israel and, therefore, our results of operations may be adversely affected by political, economic, and military instability in Israel.
Parts of our research and development facilities are located in Israel. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. In recent years, these have included hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza strip, both of which resulted in rockets being fired into Israel causing casualties and disruption of economic activities. In addition, Israel faces threats from more distant neighbors, in particular, Iran. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflict involving Israel could adversely affect our operations and results of operations.
Further, our operations could be disrupted by the obligations of personnel to perform military service. As of September 30, 2017, we had 175 employees based in Israel, certain of which may be called upon to perform up to 54 days in each three year period (and in the case of non-officers depending on their specific military commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, up to 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of a significant number of employees related to military service, which could materially adversely affect our business and results of operations.
Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to sell our products.
Our international operations expose us to a variety of risks.
We currently have operations in a number of foreign countries and make sales to end-customers throughout the world. Historically, the majority of our sales are into North America, Latin America, and the Americas. For example, in the years ended December 31, 2014, 2015, and 2016 approximately 24%, 18%, and 17%, respectively, and in the nine months ended September 30, 2016 and 2017 approximately 18% and 20%, respectively, of our revenue was derived from outside of the Americas, but we anticipate that our sales in markets outside of the Americas will increase as we grow and expand our international operations and sales force. In addition, we currently perform certain of our research and development and other operations in Israel and in other geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks, including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may inadequately protect our intellectual property rights;

•	greater difficulty in establishing, utilizing, and enforcing our intellectual property rights;

•
our limited experience in establishing a sales and marketing presence, and research and development operations, together with the appropriate internal systems, processes, and controls, in certain geographic markets;

•
political unrest or economic instability, regulatory changes, war, or terrorism, and other unpredictable and potentially long-term events in the countries or regions where we or our end-customers do business, which could result in delayed or lost sales or interruption in our business operations;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and at other times in various countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences or changes in applicable tax laws;

•	import and export restrictions and tariffs and other trade protection initiatives;

•
potential failures of our foreign employees and channel partners to comply with both U.S. and foreign laws and regulations, including antitrust laws, trade regulations, and anti-bribery and corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA;

•	compliance with foreign laws, regulations, and other government controls, such as those affecting trade, privacy and data protection, the environment, corporations, and employment;

•	management, staffing, legal, and other costs of operating a distributed enterprise spread over various countries;

•	fluctuations in foreign exchange rates, which we currently do not hedge against; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.
To the extent we are unable to effectively manage our international operations and these risks, our international sales or operations may be adversely affected, we may incur additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, results of operations, prospects, and financial condition could be seriously harmed.
Due to the global nature of our business, we could be adversely affected by violations of the U.S. FCPA or similar anti-bribery laws in other jurisdictions in which we operate and various international trade and export laws.
The global nature of our business creates various domestic and local regulatory challenges. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to non-U.S. officials. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which increases our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure you that our employees or other software agents will not engage in prohibited conduct and render us responsible under the FCPA. If we are found to be in violation of the FCPA or other anti-bribery laws (either due to acts or inadvertence of our employees or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
Third parties may bring legal actions against us.
In the past, third parties have brought legal actions against us and we may, from time to time, be a party to other lawsuits in the normal course of our business. We have incurred costs to defend those lawsuits and related legal proceedings. It is likely that in the future other parties may bring legal actions against us. Such actions, even if without merit, could harm our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of any lawsuit could adversely affect our business, results of operations, prospects, or financial condition. Any material litigation or arbitration inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require us to incur defense costs for us and for parties to whom we may have indemnification obligations. For example, we indemnify our channel partners in response to requests they receive from our end-customers to be indemnified for patent or other intellectual property litigation brought by third parties against our end-customers with regard to our end-customers’ use of products or services sold by our channel partners, including our own products. We also may be required to pay material amounts in settlement costs or damages. Furthermore, if the matter relates to infringement of a third party’s intellectual property, we may be required to enter into royalty or licensing agreements or to develop non-infringing technology, and injunctive relief could be entered against us. End-customer concerns with respect to material litigation can result in delayed or lost sales and reputational damage. Any of the foregoing could seriously harm our business and have a material adverse effect on our business, financial condition and results of operations.
Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack, or other catastrophic event.
Our business operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, and other events beyond our control, and our sales opportunities may also be affected by such events. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. To the extent that such events disrupt our business or the business of our current or prospective end-customers, or adversely impact our reputation, such events could adversely affect our business, results of operations, prospects, and financial condition.
If we fail to comply with environmental requirements, our business, results of operations, prospects, financial condition, and reputation could be adversely affected.
Our operations and the sale of our products are subject to various federal, state, local, and foreign environmental and safety regulations, including laws adopted by the European Union, such as the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, and the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or EU RoHS Directive, of certain metals from global hot spots. The WEEE Directive requires electronic goods producers to be responsible for marking, collection, recycling, and treatment of such products. Changes in the WEEE Directive of the interpretation thereof may cause us to incur additional costs or meet additional regulatory requirements, which could be material.
The EU RoHS Directive and similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS Directive requirements. However, if there are changes to this or other laws, or to their interpretation, or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products or to use different components to comply with these regulations. This reengineering or component substitution could result in substantial costs to us or disrupt our operations or logistics.
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future environmental and safety laws could result in increased costs, reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, third-party property damage, remediation costs and other sanctions, any of which could harm our business and financial condition. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, results of operations, prospects, and financial condition. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis, which may be more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations which could harm our business.
Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.
Our gross margin has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our solution and fluctuations in demand for our solution and services;

•	the mix of products and services that we sell;

•	varying discounting rates among end-customers;

•	our ability to increase sales to and retain existing end-customers and to sell to new end-customers;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	new product innovations and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	geographies in which sales are made; and

•	revenue recognition rules.
Macroeconomic factors and competitive pressures may also require us to lower prices or increase spending, and our business and results of operations may suffer. Even if we achieve our net revenue and operating expense objectives, our net income or loss and results of operations may be below our expectations and the expectations of investors if our gross margin is below expectations.

Our investments in new or enhanced products and services may not yield the benefits we anticipate.
The success of our business is predicated on our ability to develop new products and technologies and to anticipate future market requirements and applicable industry standards. We intend to continue to invest in enhancing our products by adding personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, results of operations, prospects, and financial condition may be adversely affected.
The process of developing new technologies is time consuming, complex, and uncertain, and requires the commitment of significant resources well in advance of being able to fully determine market requirements and industry standards. Furthermore, we may not be able to timely execute new product or technical initiatives because of errors in product planning or timing, technical difficulties that we cannot timely resolve, or a lack of appropriate resources. This could result in competitors bringing products to market before we do and a consequent decrease in our market share and net revenue. Our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance and comply with industry standards, could seriously harm our business, results of operations, prospects, and financial condition. Additionally, products and technologies developed by others, and our own introduction of new products and product enhancements, could result in the obsolescence and write-off of previously purchased or committed inventory, which would reduce our net income or increase our net loss.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
Our success will depend, in part, on our ability to grow our business in response to changing technologies, end-customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•
encountering difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of a company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition that may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

•	our use of cash to pay for acquisitions, which would limit other potential uses for our cash;

•	if we incur debt to fund an acquisition, such debt may subject us to material restrictions on our ability to conduct our business; and

•	if we issue a significant amount of equity securities in connection with acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these risks could have an adverse effect on our business, results of operations, prospects, and financial condition.
We face increased exposure to foreign currency exchange rate fluctuations.
Our sales contracts are primarily denominated in U.S. Dollars, and therefore, the majority of our revenue is not currently subject to foreign currency risk. However, a strengthening of the U.S. Dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected.
We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
We are in the process of designing and implementing the internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act. This process will be time consuming, costly, and complicated. If we are unable to assert that our internal control over financial reporting is effective or when required in the future, if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.
We are currently generating operating losses and have minimal tax rate uncertainty. When we begin generating operating profit, and fully utilize our net operating losses, or NOLs, forecasts of our effective tax rate will become more complex. As a multinational corporation we conduct our business in many countries and are subject to different taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate will be highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.
In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, results of operations, prospects, and financial condition.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
As of December 31, 2016, we had federal NOLs of $143.7 million, which begin to expire in 2021 if not utilized, and California and other state NOLs of $21.2 million and $56.2 million, respectively, which begin to expire in 2017 if not utilized. Subject to the following discussion, such NOLs are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Similar rules may apply under state tax laws. Based upon an analysis of the period from inception through November 30, 2015, we believe we may have undergone an ownership change and that a portion of our current NOLs may be subject to limitations under Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Risks Relating to Owning Our Common Stock
Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law, or the DGCL, contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.
These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	advance notice requirements for stockholder proposals and director nominations;

•	the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•
the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;

•	limitations on the ability of stockholders to call special meetings and to take action by written consent; and

•
the required approval of holders of at least 66-2/3% of the voting power of the outstanding shares of our capital stock to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws or remove directors for cause.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.”
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. See the section titled “Description of Capital Stock” in the Prospectus for additional information.
Our amended and restated bylaws designate courts in the State of Delaware and in the county of Santa Clara, California as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, subject to limited exceptions, a state or federal court located within the State of Delaware or a state or federal court located within the county of Santa Clara, California will be the sole and exclusive forums for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or

•	any other action asserting a claim against us or our directors, officers, or employees that is governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Market volatility may affect the price of our common stock.
The price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	actual or anticipated changes or fluctuations in our results of operations and whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in securities analysts’ estimates and expectations of our financial performance;

•	announcements of new products and solutions, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

•	general market conditions, including volatility in the market price and trading volume of technology companies in general and of companies in the network security industry in particular;

•	changes in how current and potential end-customers perceive the effectiveness of our solution in protecting against advanced cyberattacks or other reputational harm;

•	sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders;

•	announced departures of any of our key personnel;

•	lawsuits threatened or filed against us or involving our industry, or both;

•	changing legal or regulatory developments in the United States and other countries;

•	general economic conditions and trends; and

•	other events or factors, including those resulting from major catastrophic events, war, acts of terrorism, or responses to these events.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, prospects, and financial condition.
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our board of directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with our end-customers, prospective and current employees and others.
As a public company, we are subject to additional laws, regulations, and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market, and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
Since we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.
The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our results of operations do not meet their expectations, our share price could decline.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not yet disclosed all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in control.
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 70% of our outstanding common stock as of September 30, 2017. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ForeScout Technologies, Inc.
3.2	Amended and Restated Bylaws of ForeScout Technologies, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†
This certification is deemed not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Forescout Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on December 7, 2017.

FORESCOUT TECHNOLOGIES, INC.

By:	/s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer