Form 10-K
period 2017-12-31
FORESCOUT TECHNOLOGIES, INC
filed 2018-02-22
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K
———————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-38253
FORESCOUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
———————————————

Delaware	51-0406800
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
190 West Tasman Drive San Jose, California 95134 (Address of principal executive offices, including zip code)
(408) 213-3191
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 29, 2017, as reported by The NASDAQ Global Market on such date was approximately $493,541,535. The registrant has elected to use December 29, 2017, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on June 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 19, 2018, 38,367,757 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference where indicated from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

FORESCOUT TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our expectations concerning the productivity of our expanding sales force as our sales representatives become more seasoned;

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

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	fluctuations in our results of operations and other operating measures;

•	our expectations regarding changes in our cost of revenue, gross margins, and operating costs and expenses;

•	our expectations regarding the portions of our revenue represented by product revenue and maintenance and professional services revenue;

•	our expectations concerning the impact on our results of operations of development of our distribution programs and sales through our channel partners;

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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows, or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I
ITEM 1. BUSINESS
Overview
We transform security through visibility. We have pioneered an agentless approach to network security to protect organizations against the emerging threats that exploit the billions of Internet of Things, or IoT, devices connected to organizations’ networks. Over 28 billion devices will be connected to the internet by the year 2020, according to ABI Research, and a growing percentage of them will be used for business purposes through Bring Your Own Device, or BYOD, and Enterprise IoT initiatives. According to the 2017 Strategic Roadmap for IoT Network Technology by Gartner, Inc., or Gartner, (January 2017), 63 million IoT devices will be attempting to connect to the enterprise network each second by 2020. While IoT brings tremendous value to an organization, the traditional approach of relying on a corporate-installed software agent to secure a device has significant limitations in today’s world. Organizations cannot effectively deploy agents on non-corporate-issued devices and many Enterprise IoT devices are developed using a wide variety of platforms and operating systems that cannot support agents. As the volume and variety of devices increases, organizations’ abilities to manage devices decreases, creating a major gap in visibility.
The threat landscape is rapidly evolving, and attackers are now leveraging the gap in device visibility to gain access to organizations. New attacks are stealthy, targeted, and pervasive and can target known and unknown software vulnerabilities that can persist undetected inside a network for months. As organizations invest billions of dollars to protect their traditional devices—personal computers, servers, and mobile systems—attackers are shifting their focus to the less secure BYOD and IoT devices, which have exponentially increased the attack surface within organizations. Attackers use these unsecured devices and a lack of IT control to enter a network and traverse through systems, gathering information before executing an attack. The response to such attacks is often both uncoordinated and manual because existing security systems operate in silos and security teams often lack the ability to share information and coordinate an attack response.
Organizations need a new approach to security that gives them the ability to see and control the devices connected to their networks. Over the past ten years, ForeScout has developed proprietary agentless technology that discovers and classifies IP-based devices in real time as they connect to the network and continuously monitors and assesses their security posture. Our solution supports heterogeneous wired and wireless networks, as well as both virtual and cloud infrastructures, while scaling to meet the needs of globally distributed organizations. We have built an extensive repository of policies that control how devices are expected to behave on the network. When a device deviates from a policy, we can immediately take action. Additionally, we offer more than 70 bi-directional workflow integrations with third-party systems that allow us to share contextual data on devices, enforce access policies, and automate security responses.
Our solution is sold as either a physical or virtual appliance through a perpetual software license, with each appliance designed to manage a certain number of connected devices within an organization. As the number of devices in the organization increases, customers purchase additional appliances. We recently started offering, in limited quantities to a small number of large enterprises, CounterACT and Enterprise Manager together as a software-only license, or Enterprise License Software. Our Enterprise License Software is either sold with separate hardware or without hardware, depending on the end-customer’s selection. End-customers typically initially deploy our solution across a region or across their wired or wireless network, then expand their usage to cover additional regions and networks. After customers achieve enhanced visibility and control of their devices, they can deploy new use cases that leverage third-party integrations licensed as add-on modules. Increasingly, we are seeing larger initial roll outs as customers recognize their significant visibility gaps and our ease of deployment. We had 48 annual end-customer deals over $1.0 million in fiscal 2017 as compared to 26 and 28 annual end-customer deals over $1.0 million in fiscal 2015 and 2016, respectively.
We sell into all industries and into organizations of all sizes, with a focus on those that are highly regulated or with a large footprint of transient devices. Our largest industries include financial services, healthcare, government agencies, high tech, and manufacturing. We target the largest accounts in each industry first to establish reference accounts for that sector. As of December 31, 2017, we have sold to over 2,700 end-customers in over 80 countries, including 18% of the Global 2000, since our inception, with more than 52 million devices under management. We utilize a high-touch direct sales force with deep security expertise and strong industry relationships. We are one of the only security providers in our market that is not part of a larger networking organization. This allows our sales representatives to solely focus on selling the value proposition of visibility and control. We sell our products predominantly through a network of value added resellers and systems integrators that provide a broad reach into various segments of the market across geographies.

We have experienced rapid growth in recent periods. For the years ended December 31, 2015, 2016, and 2017, our revenue was $126.0 million, $166.8 million, and $220.9 million, respectively, representing year-over-year growth of 32% and 32%, respectively. For the years ended December 31, 2015, 2016, and 2017, our net loss was $27.3 million, $74.8 million, and $91.2 million respectively.
Industry Background
Enterprises lack full visibility into devices connected to their networks
Increase in the number and diversity of devices
An increasing number and variety of devices are entering and connecting to enterprise networks every day that are not manageable by IT departments. These devices include employee BYOD, such as smartphones, laptops, and tablets that are not owned by organizations, non-employee BYOD, such as devices owned by third-party contractors and others doing business within enterprises, and an increasing number of IoT devices used for corporate purposes, including point-of-sale machines, heating and air conditioning systems, printers, security cameras, and medical devices. While once a small percentage of the IT landscape, we believe that as of December 31, 2017, these types of devices can account for up to 75% of devices connected to an organization’s network. Historically, enterprises have been able to install an agent, or small piece of software, onto a corporate-managed device to secure and manage the device, and to gather characteristics about the device when it connects to a network. By integrating with an agent, organizations have been able to make a determination as to whether or not to allow a device onto a network. However, as corporate-managed devices become a smaller percentage of the total population and as BYOD and IoT become a larger percentage of the total population, this agent-based approach no longer works. IT departments cannot force users to install agents on BYOD devices and many IoT devices do not have the ability to install agents.
Increase in operating system diversity and standards
The increase in volume and diversity of connected devices has coincided with the rapid growth of new operating systems running on these devices. Traditional corporate devices typically run on open standard operating systems such as Windows, Linux, iOS, and Android. For decades, agent-based systems have worked with standard operating systems because there were few options available and it was possible to create different versions of software for each operating system. However, new device types are increasingly developed with specialized operating systems specific to each device and closed to integrations, which can lead to a vast number of operating systems in the market. This trend has made it technically unfeasible and impractical to build different versions of agent-based software for each new operating system in the market. The diversity of operating systems further complicates the management of new devices by IT departments.
Pace of new technology adoption
The fast pace of new technology adoption further complicates the visibility and manageability problem. Technology is refreshed continuously and employees expect to use new technology and have real-time access to systems, regardless of the device they are using. IT departments cannot test new technologies fast enough to keep up with the pace of change, and the default action is often to allow devices onto the network, without a consistent security policy. As more unsecured devices are allowed onto the network, the surface area of attack grows.
Adoption of cloud technologies has resulted in more complex IT environments further reducing visibility
Enterprise networks are undergoing significant change, contributing to the lack of visibility and control over IT assets. The disappearing enterprise perimeter, increase in virtualization technology and movement of workloads to the public cloud have resulted in decentralized management of IT assets as more people have direct access to virtual and cloud-based resources. The rapid adoption of cloud service providers, such as Amazon Web Services, Google Cloud, and Microsoft Azure, for applications and computing has changed the data center from a fairly static and controlled environment to a more dynamic and de-centralized environment. With increasing frequency, organizations are accessing devices in the cloud, including physical and virtual servers, and users are connecting to cloud-based environments from disparate locations. Unlike on-premise data centers which can favor infrastructure from a single vendor, cloud environments are heterogeneous, integrating a wide variety of system types and vendors. Device visibility and control needs to apply to all devices, no matter where they are located, and be able to integrate into a heterogeneous network and computing environment.

Convergence of IT and OT expands the attack surface
Companies run their physical operations in their operational networks. Devices on those networks include SCADA devices and industrial control systems that you typically find in dams, bridges, oil and gas pipelines, manufacturing assembly lines and much of U.S. critical infrastructure. Given the criticality of these devices, they seldom can be taken offline for maintenance or patching, and agents are often impossible to install. This leaves them vulnerable to cyberattacks.
To protect themselves, companies have ‘air-gapped’ these networks by isolating them from external systems. However, as the Industrial IoT revolution is taking place, organizations have a need to connect these devices to the rest of their IT network and the cloud in order to monitor and improve business performance. As they connect these networks to the outside world, organizations are realizing they do not understand what they have connected, undermining the security of these networks and greatly increasing the risks they face.
Existing security solutions operate in silos
The average enterprise uses 75 distinct security products, according to public statements by a representative of Symantec Corporation. These solutions can be effective at determining what is good and bad based on their own intelligence and preventing an attack if it falls within the scope of their specific capability. However, point solutions generally have limited ability to leverage information generated by other solutions in order to gain a better understanding of a potential threat or coordinate a multi-system response to a threat.
Many security solutions generate alerts when they sense an attack, triggering human involvement by security teams to review alert data and determine the best course of action based on judgment. These security solutions often generate false positives and a high volume of alerts, which can result in no response, or a manual and slow response, as IT teams must gather data from multiple systems to piece together a storyline and make a determination about how to respond. In many cases, gaps in the manual review process can result in alerts not being properly investigated and followed through to completion. Human-based processes face significant challenges scaling to meet the demands of an increasingly complex and dynamic security environment.
More cyberattacks are entering organizations by leveraging gaps in network visibility and vendor silos
The significant increase in undetected and unmanaged devices on a network has increased the surface area of attack for enterprises as cybercriminals target less secure devices with the same access levels as corporate-managed devices (i.e., desktops and corporate laptops). Today, organizations face adversaries that are more sophisticated and keenly aware of safeguards designed to defend networks from malicious threats. These adversaries seek to exploit areas of vulnerability where threats can enter undetected and remain within a network for an extended period of time before executing an attack. Once in, hackers can move laterally, communicating across a distributed network and infiltrating a wide range of devices with malicious malware. Examples of recent cyberattacks illustrating these trends include:

•
NotPetya (IT ransomware disrupts OT systems)—June 2017: The ransomware was designed to exploit a vulnerability in MS Windows.  While an earlier variant called WannaCry primarily impacted IT systems throughout the world, the NotPetya attack infiltrated OT networks, crippling supply chains in manufacturing, transportation, utilities and other industries.

•	FedEx delivery in Europe interrupted

•	Maersk lost $300 million because they couldn’t remove cargo from their ships

•	Reckitt Benckiser, a British consumer company, suffered production disruptions with an estimated $135 million in lost revenue

•	Mondelez, a multinational confectionery, food and beverage company, (Cadbury, Nabisco) incurred a loss of three percentage points from its second-quarter sales growth

•	Renault and Nissan had to shut down auto manufacturing plants

•	The Chernobyl Nuclear Power Plant had to disconnect Microsoft Windows systems and manually conducted radiation monitoring

•
Ukraine’s national bank, state power company and largest airport all saw their networks crash. “The official site of the airport and the scoreboard with the schedule of flights aren't working!” Boryspil International Airport Acting Director Pavel Ryabikin wrote on Facebook. ATMs and supermarket tills were also left inoperable, flashing a message left by the hackers

•	Merck experienced $300 million in lost revenues and had to adjust financial guidance to the SEC

•
Equifax, Inc. (unauthorized entry)—March-July 2017: Hackers gained access to the data of credit reporting agency Equifax because an individual in Equifax’s technology department had failed to heed security warnings and did not ensure the implementation of software fixes that could have prevented the breach. By taking advantage of the security lapse, hackers compromised the personal data of over 143 million people.

•
Dyn, Inc. (DDoS attack using IoT)—October 2016: Hackers executed a massive Distributed Denial of Service, or DDoS, attack on Dyn, a company used to provide core internet services to a number of web-based businesses including Amazon, Twitter, Netflix, Spotify, Airbnb, and the New York Times, among many others. Using approximately 100,000 IoT devices such as security cameras, printers, cell phones, and DVRs, hackers were able to direct an overwhelming amount of traffic at Dyn servers, overloading the servers and taking down the services reliant upon Dyn. Critical business applications were unavailable for hours, affecting thousands of businesses. Since then, the same Mirai Botnet used in the Dyn attack has been used to perpetuate several other IoT-led DDoS attacks.

Addressing the device visibility problem is one of the next major enterprise priorities in the evolution of the security industry
Over time, the evolution of new threat vectors has resulted in the introduction of new markets in security and caused a major change in cybersecurity spend.

•
In the 1990s, the transition from mainframe to client-server architecture, in conjunction with the introduction of the Windows OS, led to the proliferation of new viruses that would infiltrate computer systems and spread throughout a network. The anti-virus market developed in response to these threats, protecting predominantly Windows PCs with signature-based defense. According to IDC, this market grew to $4.2 billion in 2015.

•
In the mid-2000s, more prevalent instances of data exfiltration from organizations by company insiders and Nation States led to significant new spend on data loss prevention and encryption software to prevent data breaches.

•
In the 2010s, the onset of more sophisticated and zero-day attacks directed at specific companies led to a shift in security spend. The attack on Sony Pictures Entertainment, believed to be by North Korea to prevent the release of the film “The Interview,” is an example of such an advanced threat. New industry-wide spending related to advanced and persistent threats and endpoint detection and response emerged to combat these new and more damaging threats.

Today, the lack of visibility caused by the proliferation of new devices and operating systems has created the need for a new control point in security. The number of IP-based devices is rising at the same time manageability of those devices is declining. The gap demonstrates increasing vulnerability and a widening surface area of attack. We believe solving the visibility problem will become the first and most important line of defense in preventing previously undetected attacks.
Traditional NAC technology has significant limitations
The Network Access Control, or NAC, market began in 2003 as a means to drive the sales of network infrastructure products. The core technology and functionality of traditional NAC technology still exists today, but has seen limited innovation by large networking vendors since its inception and has significant limitations in today’s world.
Reliant on agents to detect devices
NAC technology relies on an 802.1x supplicant, or agent, installed on a device to allow companies to authenticate corporate-managed devices as they attempt to connect to the network. These solutions cannot detect certain devices, including BYOD and

IoT devices, which do not have a corporate-installed agent, or run operating systems that cannot integrate with agents. To address this problem with traditional NAC technologies, enterprises have to whitelist all of the devices that cannot accept an agent, which is administratively impractical.
Limited functionality
The core functionality of a NAC solution is control, or the ability to allow or deny access to a network based on the authentication of the device at a single point in time. This “on or off” determination often does not provide organizations the flexibility to move a device to a more secure network, limit the device access to the network, or alert third-party security systems or IT administrators to a problem. Further, these systems do not continuously assess the security posture of the device after a connection is made. Because the core functionality is control, NAC does not coordinate with other third-party systems to automate a response to a threat.
Dependent on vendor-specific systems
Because the NAC market was established to drive sales of network infrastructure products, traditional NAC solutions are often dependent on vendor-specific switches and routers and are designed to only work with these systems. Organizations are then limited in their ability to adopt new technologies, or run in heterogeneous environments, such as the public cloud. Traditional vendors often bundle NAC products into a broad network solution, so they lack the ability or motivation to enable these products to work across heterogeneous environments.
Enterprises need a solution that addresses today’s network complexities and dynamic threat environment
Enterprises must address the device visibility problem and close the gap between device proliferation and device manageability. We believe that effective solutions to solve this problem require the following characteristics:

•	Agentless. Ability to detect a broad range of devices connecting to a network by integrating directly with network infrastructure, without relying on a corporate-installed agent.

•	Continuous. Ability to provide continuous visibility into connected devices after initial authentication.

•	Automated. Ability to immediately and automatically determine what to do with a device based on policy and behaviors.

•	Integrated. Ability to share and enrich data among systems to better understand the context of an environment and of device posture to automate a response.

•	Heterogeneous. Ability to work across multi-vendor platforms and provide the same level of visibility and control to devices on-premise, in the cloud, or in hybrid environments.

•	Scalable. Ability to scale within an enterprise, providing the same level of service across an environment as the number of devices grows.
Our Solution
We provide visibility and control solutions to a broad range of organizations. We have spent over a decade developing proprietary technology that allows us to discover IP-based devices as they connect to a network, classify them based on characteristics, assess their security posture based on policy and behaviors, and take action on those devices, all without the use of an agent.

Key benefits of our solution include the following:

•
Greater visibility into devices connected to the network. Because our solution discovers the increasing proportion of IP-based devices that do not have agents, our end-customers have reported seeing up to 60% more devices on their network than previously known. We provide increased visibility into devices regardless of their physical location— on-premise, in the public cloud and in corporate data centers as well as branch offices and operational technology environments.

•
Continuous visibility. Our solution sees devices when they connect to the network and at all times while connected. We have the ability to detect a change in device posture, such as outdated or broken agents, as well as determine when a device is not acting the way we believe it should be based on our extensive repository of expected behaviors developed over the past 15 years.

•
Automated control based on policy. Once our solution discovers and classifies devices, it provides organizations a choice of what to do with these devices based on granular compliance and security policies. Organizations can set their own specific security policies upon connection. Examples of how we enforce an organization’s security policies could include the following:

–	Ensure latest anti-virus software is installed;

–	Limit third-party contractors to a section of the network that only provides access to required resources;

–	Update encryption software before connecting;

–	Block a device from the network if it fails to meet policy, such as a non-sanctioned device;

–	Apply device specific policy to categories of devices, such as printers; and

–	Immediately remove from a network if behaviors change from policy.
Once the security posture of a device is determined, we provide many options beyond allow or deny for network access, including segmenting to a more secure VLAN, alerting IT teams or third-party systems of potential threats, or quarantining devices from the network. Our solution enforces these policies automatically, without the need for human involvement.

•
Orchestration of actions between systems. Our solution enables third-party systems to share data to gain better context of device posture and orchestrate an automated response. We have built integrations with leading providers in the firewall, security information and event management, advanced threat detection, vulnerability assessment, endpoint protection, endpoint detection, and response markets, among others. Our technology extends the value of an organization’s existing security investments by interconnecting fragmented security tools. Examples of actions we can affect through our orchestration capabilities include:

–
Provide up-to-date device properties, classification, configuration and network context to ServiceNow to gain a current view of networked assets, track their movement, and remediate or retire these assets as required;

–	Trigger Rapid7 or Qualys to run a real-time vulnerability assessment at time of connection;

–	Receive an indicator of compromise from FireEye or Palo Alto Networks and remove impacted devices from the network;

–	Provide Palo Alto Networks next-generation firewall, or NGFW, with device context (type, function, posture, user) to enable dynamic network segmentation; and

–	Share with Splunk real-time device information for accelerated incident identification and automated response.

•
Integrated across a heterogeneous environment. We are one of the only independent companies in our market that is not owned by a large networking company. We integrate with a diverse group of switches, routers and servers and are not constrained by a single vendor dependency. Our ability to integrate with all major network infrastructures is particularly important as workloads move to the cloud and organizations utilize heterogeneous environments serviced by many vendors. This independence allows us to be more adaptive as technologies evolve and provides end-customers with ease of implementation, freedom from vendor lock-in, and resilience to upgrade and refresh cycles.

•
Scalable to cover the increasing number of devices on a network. We grow as more devices come online in the enterprise. As of December 31, 2017, we had sold products with licenses covering over 52 million devices. Our high-end appliances can each manage up to 10,000 devices and we can deploy multiple appliances within a single environment. We support organizations of all sizes and scale, with our largest end-customers using us to manage over one million devices on the network. While many of our end-customers expand their initial deployment by department or use case, increasingly our end-customers are deploying initial multi-million dollar enterprise-wide deployments based on the value our appliances provide during a proof of concept.

Our Market Opportunity
According to Gartner, a total of approximately $96 billion is expected to be spent on enterprise security software and equipment in 2018; however, today’s threat landscape is evolving faster than the security market and new technologies are constantly emerging to target the new and more sophisticated and dynamic threat vectors initiated from hackers and Nation States. Organizations are adopting more technology from emerging vendors that have innovative solutions to address new forms of threats. The massive increase in BYOD and IoT devices presents a major security gap in organizations and increases their surface area of attack. Organizations have a strategic imperative to gain visibility over devices connected to their network in order to stop the proliferation of malware. We believe visibility and control solutions represent the next major control point in security, and as such, will garner a greater share of overall security spend over time as traditional defenses become less relevant in today’s dynamic threat environment.
We internally estimate that the total addressable market, or TAM, for our solution is approximately $10.8 billion for 2018. We expect our TAM to increase as the number of addressable devices is projected to nearly double over the next four years. To calculate our TAM, we first derived the total number of addressable devices within organizations worldwide based on independent third-party data, which includes global corporate-managed devices, BYOD devices, and IoT devices that would be found in an enterprise IT environment. We then excluded addressable devices that we believe are attributable to organizations that are currently outside of our core target market. For the purposes of this calculation, we define our core target market as enterprises with annual revenue greater than $500 million and government agencies. Using third-party data, we estimated the ratio of employees in organizations within our core target market to total employees in organizations worldwide. Next, we multiplied this ratio by the total number of addressable devices in organizations worldwide to estimate the total number of addressable devices in our core target market.  Finally, we multiplied the total number of addressable devices in our core target market by a conservative assumed average sales price per device.
Our Competitive Strengths
We believe we have several competitive advantages that will enable us to maintain and extend our market position as the pioneer of visibility and control solutions. Our key competitive strengths include:

•
Ongoing product innovation. In 2006, we made the strategic decision to develop an agentless architecture. Our core technology differentiates us in the market and positions us to capitalize on the proliferation of new device types entering the enterprise that cannot be supported by agent-based technologies. We constantly innovate on our products and have made improvements in areas such as device classification, network system integration, scalability of ForeScout

Enterprise Manager, user interface, and high availability. In 2012, we introduced our first Extended Module, enhancing our solution by adding third-party integrations and orchestration capabilities. Our large-scale competitors still rely on agent-based solutions and lack the motivation to re-architect their solutions.

•
Rapid time to value. Organizations often begin realizing the benefit of our solution almost immediately after implementation as they see substantially more devices on their network than previously known. We have customers that have deployed our solution across hundreds of thousands of devices in less than 90 days. Increasingly, customers are deploying our solution more broadly after an initial proof of concept to cover wired networks (on-premise), wireless networks (remote and visitor devices), data centers, and branch offices. We can support a gradual implementation or large initial enterprise-wide deployment depending on our customer’s needs.

•
Broad appeal of our product across diverse customer base. We serve customers of all sizes across diverse industries and have seen particularly strong demand from customers in highly regulated industries, such as financial services, healthcare and government agencies, where the impact of an attack can be particularly severe. We also see high demand from industries with a large volume of transient devices, such as education and retail. Our customers include some of the largest enterprises in the world. As of December 31, 2017, we had sold to 18% of the Global 2000, since our inception, with more than 52 million devices under management. We are deeply integrated into our customers’ security infrastructure and have a long-term, loyal base of customers with many relationships spanning over 10 years.

•
Recognized market leadership. We have received multiple innovation awards from industry analysts and publications, including Frost & Sullivan, SC Magazine, Network Computing, Forbes, and CRN. In 2016, we received the JPMorgan Chase Hall of Innovation Award for Transformative Security Technology. We believe our market reputation makes us one of the most prominent vendors in an increasingly important segment in security.

•
Global market reach driven by direct and indirect sales strategy. We have recruited top sales talent from leading security organizations and retain the highest quality sales representatives with demonstrated success. We are one of the only vendors in our market solely focused on visibility and control and as such, our sales representatives are solely focused on selling the standalone value of our products. To many of our competitors, our category represents a relatively small portion of their overall revenue. We are also investing in our channel partners to expand our reach across organizations and geographies.

•
Strong leadership team of security experts. Our management team has extensive security domain expertise with a proven track record of scaling and running profitable businesses. Our Chief Executive Officer, Michael DeCesare, has over 25 years of technology industry experience, including as President of Intel Security and Executive Vice President of Worldwide Sales at McAfee. We have a deep bench of talent at the executive level, with years of industry experience at McAfee, Symantec, Tanium, and HP Enterprise Company. Our board of directors includes current and former leaders of leading public security companies including Symantec, FireEye, and McAfee.

Our Growth Strategy
We intend to execute on the following growth strategies:

•
Expand within our existing end-customers as more devices enter the enterprise. We expect to grow within our end-customer base as more devices come online within the enterprise. Our product revenue is directly tied to the number of licensed devices managed by our solution, therefore we sell more product as more devices come online. As of December 31, 2017, we had sold products with licenses covering over 52 million devices.

•
Expand within our existing end-customers as we expand to new parts of their network. End-customers often expand usage of our products as they realize the value and applicability to other areas within an organization. We expect to grow as our end-customers broaden their use of our solution across wired networks (on-premise), wireless networks (remote and visitor devices), data centers, branch offices and various geographies as well as public cloud and operational technology environments.

•
Grow global end-customer base. We have invested significantly, and plan to continue to invest, in our sales organization to drive new end-customer growth. Between December 31, 2014 and December 31, 2017, we have grown the number of quota-bearing sales representatives by 156% with the majority focused on the Global 2000 and government agencies.

As of December 31, 2017, our current base of end-customers includes 18% of the Global 2000, representing a significant opportunity to expand our market reach. In the future, we also plan to increase sales to mid-size enterprises.

•
Increase sales of our Extended Modules. We are seeing strong demand for our Extended Modules as end-customers increasingly require coordinated information sharing and policy-based security enforcement across their networks. Our Extended Modules had an attach rate of approximately 38% for the year ended December 31, 2017, which represents the annual value of Extended Modules as a percentage of CounterACT sales on orders where both products are sold together or subsequent stand-alone Extended Module sales. As of December 31, 2017, we had a portfolio of over 20 Extended Modules. We have also established an Alliance Partner program that allows us to productize these integrations and leverage joint go-to-market efforts. Today, we have an Alliance Partnerships with CrowdStrike, CyberArk, FireEye, Fortinet, Juniper Networks, Palo Alto Networks, ServiceNow and Splunk.

•
Expand our presence in the market by leveraging our ecosystem of channel partners. We will continue to broaden and invest in our channel partner relationships to increase distribution of our products. We are focused on educating existing partners and investing in sales enablement to expand our market reach through our channel partner network, particularly into mid-market enterprises.

Our Products
We offer our solution across three products: (i) ForeScout CounterACT, (ii) ForeScout CounterACT Enterprise Manager, and (iii) ForeScout Extended Modules.
ForeScout CounterACT®
CounterACT agentless technology discovers, classifies, and assesses IP-based devices. CounterACT interrogates the network infrastructure to discover devices immediately as they attempt to connect to the network. Since it does not rely on agents, our end-customers have reported seeing up to 60% more devices on their networks than previously known.
After discovering a device, CounterACT uses a combination of passive and active methods to classify the device based on its type and ownership—e.g., corporate-managed Windows, un-managed iPhone, digital security camera, or MRI device. Based on its classification, CounterACT then assesses the device security posture and allows organizations to set policies that establish the specific behavior the device is allowed to have while connected to a network.

CounterACT collects a rich set of data for each of the devices it sees. A sample of the types of data CounterACT collects include:
Once CounterACT discovers a security problem on a device, its sophisticated policy manager can automatically execute a range of responses depending on the severity of the problem. Minor violations might result in a warning message sent to the end user. Employees and contractors who bring their own devices can be redirected to an automated onboarding portal. Serious violations could result in actions such as blocking or quarantining the device, reinstallation of a security agent, re-starting of an agent (such as third-party antivirus software) or process, triggering the device to retrieve an operating system patch, segmenting to a more secure VLAN, or performing other remediation actions.
The following are examples of various control actions we can take:

ForeScout Extended Modules
Extended Modules expand the see and control capabilities of ForeScout CounterACT. As a result, organizations can share contextual device data with third-party systems, automate policy enforcement across disparate solutions, bridge previously siloed IT processes, accelerate system-wide responses, and rapidly mitigate risks.
Our Extended Modules represent integrations across vulnerability assessment (VA), advanced threat detection (ATD), security incidence and event management (SIEM), enterprise mobility management (EMM), endpoint protection (EPP) and endpoint detection and response (EDR), next generation firewall (NGFW), Privileged Access Management (PAM), and IT Systems Management (ITSM) vendors as well as compliance. Additionally, customers can create their own integration using our Open Integration Module (OIM).

ForeScout
ATD
Check Point
FireEye
paloalto
SIEM
MICRO FOCUS
IBM
splunk
EMM
CITRIX
IBM
vmware
MobileIron
VA
QUALYS
RAPID7
tenable
EPP/EDR
FireEye*
McAfee**
Symantec
ITSM
servicenow
PAM
CYBERARK
NGFW
Check Point
paloalto
COMPLIANCE
Advanced Compliance Module
CUSTOM
Open Integration Module (OIM)

_____________________

*	FireEye includes two modules: FireEye HX, FireEye NX

**	McAfee includes two modules: McAfee EPP, McAfee TIE/DxL
ForeScout CounterACT® Enterprise Manager
Enterprise Manager is our centralized security management solution for global control of all of our appliances deployed on an end-customer network. Enterprise Manager serves as a single pane of glass for every device connected to the end-customer’s network that is managed by a CounterACT appliance at any given time. It is also used to define and manage the device policies. Enterprise Manager is scalable to CounterACT deployments in networks exceeding one million devices.
Our Technology
The key technologies underlying our platform have been built from the ground up to address the visibility challenges of today. Our foundational technologies are: (i) agentless data collection, (ii) an adaptive abstraction layer, (iii) a real time and continuous policy engine, and (iv) distributed and scalable architecture. We have invested over ten years of research and development into our technology and believe it represents a significant competitive advantage for us.

Agentless data collection. Our appliances use a combination of both active and passive methods to discover, classify and assess devices in an organization’s network. Utilizing active discovery methods, we can poll switches, VPN concentrators, and wireless controllers for a list of connected devices. Using NBT scans and NMAP, or via WMI for deeper inspection of corporate-managed devices, we can inspect workstations running Windows, Mac or Linux, without the use of agents. We also deploy passive inspection methods which allows our appliances to receive SNMP traps from switches and wireless controllers, monitor a network SPAN port to see network traffic, and leverage information such as TCP window sizes, session information, HTTP traffic, and DHCP information banners as well as NetFlow traffic data. If 802.1x is implemented, our technology can authenticate 802.1x requests to a built-in or external RADIUS server, and authorize network access. In addition, our technology can import external MAC classification data or request LDAP data. We continue to expand the methods we make available, such as the recently added Power over Ethernet (PoE).
Adaptive abstraction layer. Our abstraction layer is able to ingest billions of packets of raw data across a wide array of heterogeneous network systems. We then consolidate this data into a single pane of glass showing our end-customers a real-time depiction of the devices on their networks by type. Our solution does not require vendor-specific network equipment, upgrades of existing infrastructure, or reconfiguration of each switch and switch port to support 802.1x. As organizations adopt virtual and cloud environments, our technology has the flexibility to integrate with hypervisor technologies and cloud platforms.
The abstraction layer adapts to the IT enterprise environment and continuously enriches its information as organizations make more data available. As an example, organizations can choose to consume only NetFlow data, which is only the metadata of the actual network traffic. With this information, we can expedite detection of new devices, collect device properties such as IP address and session protocols, and understand which devices are talking to each other. If organizations choose to give our technology full access to their network traffic through a SPAN port, we can build on this and provide very granular information such as MAC address, HTTP user agent, device type, applications in use, and the ability to identify malicious traffic.
Real-time and continuous policy engine. CounterACT’s policy engine continuously checks devices against a set of policies that control how devices are expected to behave on the network. While other vendor technologies rely on periodic checks, or queries from an operator, our policy engine can do this continuously and in real-time for over one million devices. Our policies are triggered in real-time based on events occurring on a specific device. These can be network admission events, such as plugging into a switch port or change of IP address, authentication events like those received by RADIUS servers or detected by network traffic, changes in device attributes like user, opening/closing of ports, and specific traffic behavior such as how the device is communicating and what protocol it is using.
The policy engine leverages both infrastructure and host-based controls. At the network switch, our technology can change a Virtual Local Area Network, or VLAN, add an Access Control List, or ACL, or disable a switch port. At a wireless controller, we can blacklist a MAC address or change the role of a user. In addition, our technology can restrict remote VPN users. At the host, our technology can start and stop applications, update anti-virus security agents, disable peripheral devices, and request end-user acknowledgment. The policy engine applies these policies automatically regardless of a device’s location. As the device moves, the policy engine can follow it within the corporate network, cloud, or data center. We determine the type of infrastructure and, based on policy, apply the appropriate control actions.
Distributed, scalable architecture. Enterprise Manager uses distributed computing algorithms so each appliance can independently manage devices within its control. This enables organizations to expand their deployment by simply adding more appliances. Enterprise Manager virtually consolidates the device information from all appliances into a single pane of a glass view for the administrator. The algorithms allow the administrator to search for security related information such as users, processes, services across the entire deployment in real time and retrieve it in seconds.
Our Services
Maintenance and Support Services
We offer technical maintenance and support for our solution, including our Extended Modules, to our end-customers. We provide two levels of maintenance and support, including premium-level support for coverage 24 hours a day, seven days a week on a global basis. Our end-customers receive post-sale support through online portals, email and telephone, managed by a single point of contact.

Professional Services
We offer professional services to end-customers to help them design, plan, deploy, and optimize our solution. We also provide training on CounterACT administration and emerging security best practices. We also provide professional services through our channel partners.
Our Customers
Since our inception, we have sold to over 2,700 end-customers in over 80 countries, including 18% of the Global 2000, with more than 52 million devices under management. We sell into all industries and into organizations of all sizes, including corporations and government agencies. Our end-customers generally purchase from distributors and/or VARs. For fiscal 2015, one distributor, one VAR, and one end-customer represented 14%, 11%, and 10% of our total revenue, respectively. For the year ended December 31, 2016, three distributors represented 24%, 14%, and 13% of our total revenue, respectively. For the year ended December 31, 2017, three distributors represented 30%, 21%, and 17% of our total revenue.
Customer Case Studies
The following are examples of how certain of our representative end-customers have selected, deployed, and benefited from the use of our solution.
E*Trade
Problem: E*Trade’s primary challenges revolved around visibility, specifically for a real-time asset inventory to identify devices accessing its network, while routing out rogue devices with malicious intent.
Solution and Benefits: After an evaluation period and proof of concept with three vendors, ForeScout was chosen for its ease of use and vendor agnostic design in 2014, which is ideal for E*Trade’s complex, heterogeneous network environment. Additionally, with many managed and unmanaged devices, various networking equipment, and IoT devices including printers, security cameras, badge scanners, and more, ForeScout’s agentless approach could provide E*Trade with all the visibility and control it needed to discover and classify devices across its diverse infrastructure. E*Trade initially rolled out CounterACT to deliver visibility into the devices accessing its network. In the second phase to eradicate the threat of rogue devices attempting to infiltrate the network for confidential data, E*Trade moved into asset control. Deploying ForeScout has helped E*Trade eliminate the threat of rogue devices, by identifying and then blocking their access to the network, alleviating a big gap in its security spectrum. Additionally, ForeScout has helped E*Trade realize even greater value from its existing investments with Rapid7, Inc., HP Enterprise Company’s ArcSight, and VMware, Inc.’s Airwatch by sharing information for better visibility and control using ForeScout as the real-time enforcement point.
RWJBarnabas Health
Problem: RWJBarnabas Health (RWJBarnabas) is New Jersey's largest integrated healthcare delivery system comprised of hospitals, clinics, and ambulatory centers throughout the state. RWJBarnabas needed real-time visibility to identify, classify, and control the devices that access its network. In addition, RWJBarnabas had compliance requirements, like HIPAA and HITECH, and needed to maintain a strong security posture without impeding medical care, automate endpoint policy compliance and remediation, and accommodate vendor-owned-and-managed systems. Furthermore, as RWJBarnabas continues to grow through acquisitions, it needed a way to identify, classify, and control devices so as to quickly and securely integrate acquired networks into RWJBarnabas.
Solution and Benefits: In 2015, RWJBarnabas first selected and deployed CounterACT. Leveraging CounterACT, RWJBarnabas has gained visibility and control across a diverse set of devices accessing its network, including laptops, mobile devices, medical devices, virtual machines, and more. CounterACT helps to ensure these devices meet endpoint compliance through automated remediation. And with its mergers and acquisitions activity, CounterACT provides an efficient and secure way for RWJBarnabas to classify, grant, limit, or block network access to the devices on the new entity's network while at the same time providing a comprehensive inventory of acquired IP-based device assets. Lastly, RWJBarnabas has gained additional value from its existing security tools by deploying Extended Modules to share information with its security information and event management and mobile service management solutions as well as other network monitoring tools across both wired and wireless networks.

United States Army Medical Command
Problem: The United States Army Medical Command (MEDCOM) provides a variety of medical, training, and research services to military beneficiaries worldwide through 39 medical facilities and over 20 research labs and administrative agencies. This includes more than 70,000 personnel and 300,000 network connected devices within MEDCOM facilities, organizations and field operating agencies that require access to the MEDCOM network for the delivery of healthcare services. MEDCOM’s challenge revolved around endpoint security and the need to identify and authenticate devices as they connect, in real-time, to the network while quarantining non-compliant devices.
Solution and Benefits: In 2012, MEDCOM first selected and deployed CounterACT. In its initial deployment phase, CounterACT was used to provide visibility into devices accessing MEDCOM’s network. Following its success with device visibility, MEDCOM then moved forward with real-time, on-demand application and software inventorying to identify applications on each device and ensure they met defined criteria. This included leveraging CounterACT to enforce policy driven access control, enabling MEDCOM to grant, limit, or block access for wired, WiFi, mobile, and IoT devices accessing the network. In its latest phase, MEDCOM rolled out two of the ForeScout Extended Modules, McAfee’s ePolicy Orchestrator and Microsoft’s Systems Center Configuration Manager.
United States Marine Corps
Problem: The U.S. Marine Corps (USMC) faced the challenge of getting comprehensive visibility over the millions of devices connected to its network across hundreds of locations across the globe. The USMC also viewed their existing security solutions as lacking the ability to provide real-time network device visibility, critical to eliminating potential network and device vulnerabilities and acting as a fundamental means of protecting both non-classified and classified enclaves across the organization.
Solution and Benefits: U.S. Marine Corps Installations East (MCIEAST) under the direction and authority of HQMC C4 began a project in 2011, known as Comply to Connect. This project determined that ForeScout CounterACT was the foundation product of choice for discovery and classification. The USMC realized rapid benefits of ForeScout’s agentless solution and was able to identify a range of devices connected to its network that were previously hidden from the USMC’s IT department and then continuously profile the devices in order to gain greater insights into the devices connected onto its networks. Comply to Connect, or C2C, was incorporated into the 2017 National Defense Authorization Act, or NDAA, and was signed into law in February 2017. After recognizing the benefits of the ForeScout solution, the USMC expanded ForeScout’s deployment across the organization in a phased approach, with over 180,000 devices accessing the USMC networks under ForeScout management.
Sales and Marketing
Sales
We deploy a direct-touch channel-fulfilled strategy. Our sales cycle is typically six to 12 months, depending on the industry and size and scope of deployment. We have a direct field sales team and a dedicated team focused on managing relationships with our channel partners and working with our channel partners to support our end-customers. We expect to continue to grow our sales headcount in areas of highest demand for our solution. Generally, our sales representatives have become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training. We focus our sales management efforts on helping our sales representatives increase productivity as they become more seasoned. As of December 31, 2017, 65% of our sales representatives have been with us for less than two years.
Our sales team is supported by sales engineers with deep technical expertise who are responsible for pre-sales technical support, solutions engineering for our end-customers, proof of concept work and technical training for our channel partners.
Marketing
Our marketing efforts are focused on building brand reputation and awareness to generate customer demand and build a strong sales pipeline, working in conjunction with our channel partners around the globe. Our team consists of corporate marketing, product marketing, partner marketing, field and digital marketing, account/lead development, operations, social media, public relations, and corporate communications. Marketing activities include demand generation, managing our corporate website and partner portal, trade shows and conferences, press, and analyst relations. Our sales development representatives also qualify sales leads and facilitate face-to-face meetings with potential customers. We actively drive thought leadership and tell our technology story by engaging industry analysts and top journalists at business and trade publications, as well as direct to customers via social media and other digital marketing channels.
Partner Ecosystem
We actively foster and develop our partner ecosystem to find and work with high quality partners who provide our solution to end-customers. Our sales force and strategic alliance group are responsible for cultivating these partnerships to establish new opportunities for delivering our solution to new and existing customers.
Channel Partners
We leverage the global breadth and reach of the channel ecosystem, including value-added resellers and distributors, to fulfill orders and sell to our mid-market customers. We dedicate significant resources to building in-depth relationships with our channel partners, including marketing, technical, and sales support to assist in jointly sourcing and closing sales opportunities. Our channel partners include Optiv Security, Inc., Westcon Group Inc., Dimension Data Holdings plc, and Forsythe Solutions Group Inc.
Alliances Partners
We have established an Alliance Partner program that allows us to productize technical integrations with third-party security vendors and leverage joint go-to-market efforts. Today we have an Alliance Partnerships with CrowdStrike, CyberArk, FireEye, Fortinet, Juniper Networks, Palo Alto Networks, ServiceNow and Splunk.
Research and Development
We invest substantial resources in research and development to consistently enhance features and capabilities of our solution. Our research and development team is located in Tel Aviv, Israel, San Jose, California, and Dallas, Texas. Research and development expense totaled approximately $17.8 million, $31.5 million, and $47.4 million for the years ended December 31, 2015, 2016, and 2017, respectively. We plan to continue to significantly invest in resources to conduct our research and development effort.
Competition
We operate in the intensely competitive network security market that is characterized by constant change and innovation. The threat landscape is growing faster than the security market, drawing new providers and new functionality from existing providers to address dynamic threat vectors. We compete with security providers in the following categories:

•	the large networking vendors, Cisco and HP Enterprise Company; and

•	independent security vendors that offer products that perform some of the functions of our solution.
The principal competitive factors in our market include:

•	effectiveness;

•	features and functionality;

•	global support capabilities;

•	scalability and overall performance;

•	time to value;

•	integration capabilities with heterogeneous network infrastructure and security tools;

•	brand awareness and reputation;

•	strength of sales and marketing efforts;

•	size and scale of organization;

•	price and total cost of ownership; and

•	customer return on investment.
We believe we compete favorably with our competitors on the basis of these factors as a result of the features and performance of our solution, the ease of integration of our products with network infrastructure, and the breadth of our capabilities. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
Manufacturing
The manufacturing of our products is outsourced to a single third-party contract manufacturer, Arrow Electronics, Inc., or Arrow. This approach allows us to reduce our costs by decreasing our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Arrow assembles our product using design specifications, quality assurance programs and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
We have entered into a written agreement with Arrow pursuant to which Arrow manufactures our product. This agreement continues in effect until either party terminates, with or without cause, by giving 90 days prior written notice.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 14 in the Notes to our Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.
Seasonality and Backlog
We experience seasonality in our business, with sales generally stronger in our third and fourth fiscal quarters. For this reason, we do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as such orders may be rescheduled by our partners without penalty or delayed due to inventory constraints.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights, and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We have five U.S-issued patents, which expire between November 24, 2019 and November 13, 2033, eleven patent applications pending in the United States, and six pending foreign counterpart patent applications in a non-U.S. jurisdiction. We also have two issued foreign counterparts of one of these patents. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
We control access to and use of our proprietary software, technology and other proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers, and partners, and our software is protected by U.S. and international copyright, patent, and trade secret laws. In addition, we intend to expand our international operations and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.
See the section titled “Risk Factors—Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations” for additional information.
Employees
As of December 31, 2017, we had 823 employees, including 813 full-time employees.

None of our U.S or Israeli employees are represented by a labor organization or are a party to any collective bargaining arrangement. None of our employees located in France, Spain, and Germany are currently covered by industry-wide collective bargaining agreements. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Corporate Information
We were incorporated in Delaware in April 2000. We completed our initial public offering in October 2017 and our common stock is listed on The NASDAQ Global Market. Our principal executive offices are located at 190 West Tasman Drive, San Jose, California 95134. Our main telephone number is (408) 213-3191.
Several trademarks and trade names appear in this prospectus. “ForeScout” and “CounterACT” are the exclusive properties of ForeScout Technologies, Inc., are registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.
Our website address is located at www.forescout.com, and our investor relations website is located at http://investors.forescout.com/investor-relations. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website. Information contained on, or that can be accessed through, our website or social medial sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sits are intended to be inactive textual references only.
We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of this offering.

ITEM 1A. RISK FACTORS
You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.
Risks Related to Our Business
As a result of recent changes in our market, sales organization, and go-to-market strategy, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
Although we were founded in 2000 and launched ForeScout CounterACT in 2006, much of our growth has occurred in recent periods. Our growth reflects a number of macro changes impacting the cyber security market, particularly through Bring Your Own Device, or BYOD, initiatives and the emergence of the Internet of Things, or IoT, both of which have contributed to a significant increase in the number of unmanaged devices accessing IT networks and resulted in growing demand for our products. To address this demand, we have made substantial investments in our sales force, which has almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to December 31, 2017. In addition, we are focusing on building relationships with Alliance Partners such as CrowdStrike and CyberArk to utilize their sales force resources to reach new end-customers. As a result of these recent changes in our market, sales organization and go-to-market strategies, coupled with our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to developments in the security market, our results of operations and financial results could differ materially from our plans and forecasts. If we are unable to achieve our key objectives, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the years ended December 31, 2015, 2016, and 2017, our revenue was $126.0 million, $166.8 million, and $220.9 million, respectively, representing year-over-year growth of 32% and 32%, respectively. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include our ability to increase the size or efficiency of our sales force, which has expanded rapidly in recent years, our ability to achieve repeat purchases by existing end-customers, and the extent to which we are successful in securing large scale deployments, particularly among Global 2000 enterprises and public sector organizations. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
We have a history of losses and may be unable to achieve or maintain profitability in the future.
We have incurred significant net losses in each year since our inception, including net losses of $27.3 million, $74.8 million, and $91.2 million for the years ended December 31, 2015, 2016, and 2017, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We expect our operating expenses to increase over the next several years as we continue to expend substantial financial resources on, among other things, expanding and improving the functionality of our solution through the addition of new ForeScout Extended Modules, investments in research and development and sales and marketing, and the hiring of additional employees. The return on these investments, if any, will only be realized over time and may not result in increased revenue commensurate with increases in our expenses, or at all.

In addition, we completed our initial public offering in October 2017, and as a public company, we will incur significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
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
We have experienced rapid growth over the last several years, which has placed and will continue to place significant demands on our management, administrative, operational, and financial infrastructure. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale all aspects of our business in proportion to such rapid growth, including an expanded sales force, additional end-customer service personnel, and a new corporate headquarters, as well as more complex administrative systems related to managing increased headcount, particularly within our sales force. For instance, from January 1, 2016 to December 31, 2017, our headcount grew from 513 employees to 823 employees, and we expect to continue to expand our headcount. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees, particularly our sales force, and hire, train, and manage new employees as needed.
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
Furthermore, an increasing number of independent industry analysts and researchers, such as Gartner, International Data Corporation, and Forrester Research, Inc., regularly evaluate, compare, and publish reviews regarding the functionality of security products and services, including our solution. The market’s perception of our solution may be significantly influenced by these reviews. We do not have any control over the content of these independent industry analysts and researchers’ reports, and our reputation and brand could be harmed if they publish negative reviews of our solution or do not view us as a market leader. The strength of our brand may also be negatively impacted by the marketing efforts of our competitors, which may include incomplete, inaccurate, and misleading statements about us, or our products and services. If we are unable to maintain a strong brand and reputation, sales to new and existing end-customers could be adversely affected, and our financial performance could be harmed.
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
Many organizations seek security solutions that are among the best available in the industry. For us to maintain or improve our results of operations in an industry that is rapidly evolving and places a premium on market leading solutions, it is important that we retain existing end-customers and that our end-customers expand their use of our products and services. An increasing portion of our revenue is derived from additional sales to our end-customers for both the management of additional existing devices on their networks and the influx of new devices that are added to their networks each day. During the year ended December 31, 2017, the majority of our revenue came from existing end-customers, and it is important for us to increase sales into this base. Our end-customers also have no obligation to renew their maintenance and support contracts with us upon the expiration of the initial maintenance and support contract period, which is typically a one-year or three-year term, and even if end-customers do renew, they may not renew with a similar maintenance and support contract period, or they may renew on terms that are less economically beneficial to us.
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
To increase our revenue and achieve and maintain profitability, we must regularly add new end-customers. In fiscal 2017, we sold our products to approximately 400 new end-customers. Numerous factors, however, may impede our ability to add new end-customers, including our inability to convert prospective end-customers that have been referred to us by our existing network into end-customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop relationships with resellers, or failure to ensure the effectiveness of our marketing programs. In addition, if prospective end-customers do not perceive our solution to be of superior value and quality, we will not be able to attract the number and types of new end-customers that we are seeking.
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
We currently sell our solution to various government agencies and other public sector entities, and we may in the future increase sales to government agencies and other public sector entities. For example, sales to U.S. federal, state, and local government agencies and other public sector entities accounted for 23%, 36%, and 26%, of our total revenue for the years ended December 31, 2015, 2016, and 2017, respectively, and may in the future account for a greater percentage of our total revenue. Sales to such government agencies and other public sector entities are subject to certain risks. Selling to government agencies and other public sector entities can be highly competitive, expensive, and time consuming, and can require certification requirements, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. Additionally, public sector demand and payment for our products, maintenance, and professional services may be impacted by public sector budgetary cycles, government shutdowns, and/or funding authorizations. Funding reductions, budget constraints, or delays may adversely affect public sector demand for our products, maintenance, and professional services. The vast majority of our sales to government agencies and other public sector entities are completed through our network of channel partners, and government agencies and other public sector entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. The public sector routinely investigates and audits public sector contractors’ administrative processes, and any unfavorable audit could result in the public sector refusing to continue buying our products, maintenance, and professional services, a reduction of revenue, fines, or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results of operations.
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
Our maintenance and professional services revenue accounted for 43%, 41%, and 45% of our revenue during the years ended December 31, 2015, 2016, and 2017, respectively. Sales of new or renewal service contracts may decline and fluctuate as a result of a number of factors, including our end-customers’ level of satisfaction with our maintenance and support services or our professional services, the prices of our services, and reductions in our end-customers’ spending levels. If our sales of new or renewal maintenance and support contracts or professional services contracts decline, our revenue and revenue growth may decline and our business will suffer. While we typically bill for support and maintenance services upfront, we recognize revenue from support and maintenance services ratably over the contractual service period, which is typically either one or three years. Our professional services revenue is generally recognized as the services are rendered. As a result, much of the service revenue from our maintenance and support contracts that we report each fiscal quarter is the recognition of deferred revenue from maintenance and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed maintenance and support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our maintenance and support services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional sales of maintenance and support services in any period, as revenue from new and renewal maintenance and support contracts must be recognized over the applicable term of the contract. Furthermore, any increase in the average term of our maintenance and support contracts would result in revenue for such contracts being recognized over longer periods of time.
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
The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents, and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which can offer only limited protection. We have five issued patents in the United States, eleven pending U.S. patent applications, two issued foreign counterpart patents and six pending foreign counterpart patent applications in a non-U.S. jurisdiction, and we plan to file additional patent applications in the future. Our issued patents expire between 2019 and 2033. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to prevent competitors from using technology similar to our patented technology.
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
For example, on October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringed certain patents owned by it and sought unspecified damages.  Based upon our review of these patents, we believed we had meritorious defenses to NST’s claims and intended to vigorously defend the lawsuit; however, the outcome of any litigation, such as this, is inherently unpredictable, and as a result of this litigation, we could have been required to pay damages or seek a license or other right to continue to deliver an unmodified version of CounterACT, which may not have been made available to us at all or which may have required us to pay ongoing royalties and comply with unfavorable terms. Regardless, on February 1, 2018, NST filed a notice of voluntary dismissal without prejudice to dismiss ForeScout from the complaint.
While we expect to increase the size of our patent portfolio, the patent portfolios of our most significant competitors and potential competitors are larger than ours. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve other non-operating entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. Given the competitive nature of the market in which we operate, there is a risk that we are infringing or otherwise violating third-party intellectual property rights.
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
We market and sell our products, maintenance, and professional services through a direct touch, channel fulfilled model. We currently have over 600 channel partners, including system integrators, value-added resellers, and distributors. During the years ended December 31, 2015, 2016, and 2017, approximately 80%, 86%, and 90%, respectively, of our revenue was attributable to sales fulfilled through our channel partners. If we lost any of our channel partners, or if any of the channel partners responsible for a significant portion of our business becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our revenue, we expect we will need to maintain our existing channel partners and continue to train and support them, as well as add new channel partners and effectively train, support, and integrate them with our sales process. Additionally, our entry into any new markets will require us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
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
We are dependent on the continued services and performance of our senior management and other key employees, and the loss of any of these key employees or any failure to hire and retain additional highly skilled employees could adversely affect our business, results of operations, prospects, and financial condition.
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
In addition, we issue stock options and other equity awards as a key component of our overall compensation and recruiting and retention efforts. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. We are also required under U.S. generally accepted accounting principles, or GAAP, to recognize compensation expense in our results of operations for employee stock-based compensation under our equity grant programs, which may negatively impact our results of operations and may increase the pressure to limit stock-based compensation. Further, the ability to either exercise those options and for our employees to sell their stock and vested and settled restricted stock units, or RSUs, in a public market after the completion of any applicable lock-up period may lead to a larger than normal turnover rate. Additionally, subject to certain limitations, an aggregate of approximately 900,000 shares underlying RSUs will vest and settle on April 25, 2018, 181 days after October 26, 2017, the date our Form S-1 for our initial public offering was effective with the SEC.
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
We may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act.  As a result, in future periods, we may be required to validate the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo, or the DRC, or adjoining countries. For instance, the Dodd-Frank Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. Securities and Exchange Commission, or SEC, rules implementing these requirements and other international standards, such as the Organization for Economic Co-Operation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas, may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. We may also face reputational challenges with our end-customers, stockholders and other stakeholders if we are unable to verify the origins for the minerals used in our products.
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
Further, our operations could be disrupted by the obligations of personnel to perform military service. As of December 31, 2017, we had 179 employees based in Israel, certain of which may be called upon to perform up to 54 days in each three year period (and in the case of non-officers depending on their specific military commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, up to 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of a significant number of employees related to military service, which could materially adversely affect our business and results of operations.
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
We currently have operations in a number of foreign countries and make sales to end-customers throughout the world. Historically, the majority of our sales are into North America, Latin America, and the Americas. For example, in the years ended December 31, 2015, 2016, and 2017 approximately 18%, 17%, and 24%, respectively, of our revenue was derived from outside of the Americas, but we anticipate that our sales in markets outside of the Americas will increase as we grow and expand our international operations and sales force. In addition, we currently perform certain of our research and development and other operations in Israel and in other geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks, including:

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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
As of December 31, 2017, we had federal NOLs of approximately $180.1 million, which begin to expire in 2021 if not utilized, and California and other state NOLs of $22.0 million and $76.6 million, respectively, which begin to expire in 2028 and 2018, respectively if not utilized. Subject to the following discussion, such NOLs are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.

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
Risks Related to Owning Our Common Stock
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
Market volatility may affect the price of our common stock.
The price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	actual or anticipated changes or fluctuations in our results of operations and whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in securities analysts’ estimates and expectations of our financial performance;

•	announcements of new products and solutions, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

•	general market conditions, including volatility in the market price and trading volume of technology companies in general and of companies in the network security industry in particular;

•	changes in how current and potential end-customers perceive the effectiveness of our solution in protecting against advanced cyberattacks or other reputational harm;

•	sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders and significant releases of RSUs;

•	announced departures of any of our key personnel;

•	lawsuits threatened or filed against us or involving our industry, or both;

•	changing legal or regulatory developments in the United States and other countries;

•	general economic conditions and trends; and

•	other events or factors, including those resulting from major catastrophic events, war, acts of terrorism, or responses to these events.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market, and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 66% of our outstanding common stock as of December 31, 2017. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California in a facility consisting of approximately 95,950 square feet of office space under a lease that expires in 2026. Our major engineering center is located in Tel Aviv, Israel. We maintain additional offices throughout the United States and various international locations, including Australia, Canada, China, Germany, Hong Kong, Japan, the United Arab Emirates and the United Kingdom. We lease all of our facilities and do not own any real property. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate the expansion of our operations if needed.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under the “Litigation” subheading in Note 5. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITITIES

Market Information for Common Stock
Our common stock, par value $0.001 per share, began trading on The NASDAQ Global Market under the symbol “FSCT” on October 27, 2017. Prior to that date, there was no public trading market for shares of our common stock.
The following table sets forth the reported high and low sales prices of our common stock for the period indicated, as quoted on the NASDAQ Global Market:

Period Ended:	High	Low
December 31, 2017 (from October 27, 2017)	$32.58	$21.56
Holders of Record
As of December 31, 2017, there were 265 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners of our stock, we are unable to estimate the total number of stockholders.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund business development and growth, and we do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Sale of Unregistered Securities
Option and Common Stock Issuances
During the fiscal year ended December 31, 2017, prior to filing our Registration Statement on Form S-8 on October 27, 2017:

•
We granted to certain of our executive officers, directors, employees, consultants and other service providers an aggregate of 1,156,350 restricted stock units to be settled in shares of our common stock under our equity compensation plans.

•
We granted to certain of our executive officers, directors, employees, consultants, and other service providers options to purchase an aggregate of 458,099 shares of common stock under our equity incentive plans at exercise prices ranging from $16.18 to $19.78 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company believes the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of (i) Section 4(a)(2) of the Securities Act (or, Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
On October 26, 2017, our Registration Statement on Form S-1 (File No. 333-220767) was declared effective by the SEC for our initial public offering, or IPO, of common stock. We started trading on The NASDAQ Global Market on October 27, 2017. On October 31, 2017, we closed our IPO and sold 6,072,000 shares of our common stock, including the exercise of the underwriters’ option to purchase an additional 792,000 shares, at an offering price of $22.00 per share, for an aggregate offering price of approximately $133.6 million. Upon completion of the sale of the shares of our common stock, our IPO terminated.
The underwriters for our initial public offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, KeyBanc Capital Markets Inc. We paid to the underwriters of our IPO underwriting discounts and commissions totaling approximately $9.4 million and incurred estimated offering expenses of approximately $4.5 million that, when added to the underwriting discounts and commissions, amount to total expenses of approximately $13.9 million. Thus, the net offering proceeds, after deducting underwriting discounts and commission and other offering expenses and including the exercise by the underwriters of their option to purchase additional shares of our common stock, were approximately $119.7 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated October 26, 2017, pursuant to Rule 424(b) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of ForeScout under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on October 27, 2017, the date our common stock began trading on the NASDAQ, and its relative performance is tracked through December 29, 2017, the last trading date of our 2017 fiscal year end. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated statements of operations data for the years ended December 31, 2015, 2016, and 2017, and the consolidated balance sheet data as of December 31, 2016 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2015 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2016	2017
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$71,264	$98,655	$121,413
Maintenance and professional services	54,695	68,186	99,458
Total revenue	125,959	166,841	220,871
Cost of revenue:
Product (1)	16,161	21,678	24,098
Maintenance and professional services (1)	16,961	26,571	34,771
Total cost of revenue	33,122	48,249	58,869
Total gross profit	92,837	118,592	162,002
Operating expenses:
Research and development (1)	17,772	31,490	47,435
Sales and marketing (1)	70,269	127,815	151,093
General and administrative (1)	22,874	30,731	51,206
Total operating expenses	110,915	190,036	249,734
Loss from operations	(18,078)	(71,444)	(87,732)
Interest expense	(2,745)	(2,577)	(1,223)
Other income (expense), net	(488)	(607)	316
Revaluation of warrant liabilities	(5,621)	1,104	(727)
Loss before income taxes	(26,932)	(73,524)	(89,366)
Income tax provision	328	1,250	1,839
Net loss	$(27,260)	$(74,774)	$(91,205)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(27,260)	$(74,774)	$(104,015)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(6.61)	$(13.33)	$(9.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	4,121,852	5,609,187	11,405,356

_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Cost of revenue:
Product	$16	$30	$103
Maintenance and professional services	391	1,123	2,291
Research and development	1,101	2,311	6,213
Sales and marketing	2,245	8,084	14,451
General and administrative	4,959	5,286	19,538
Total	$8,712	$16,834	$42,596

(2)	See Note 12 in the Notes to our Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for a description of how we calculate net loss per share, basic and diluted.

	December 31,
	2014	2015	2016	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,621	$126,846	$79,665	$63,009
Marketable securities	—	—	—	123,384
Working capital, excluding deferred revenue	44,866	111,521	90,561	213,154
Total assets	76,379	170,870	167,426	295,662
Total deferred revenue	66,456	83,459	108,914	162,758
Warrant liabilities	5,882	5,978	4,874	—
Redeemable convertible preferred stock	200,501	279,913	283,854	—
Total stockholders’ (deficit) equity	$(243,685)	$(252,802)	$(308,597)	$54,536
Non-GAAP Financial Measures
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
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(18,078)	$(71,444)	$(87,732)
Add: stock-based compensation expense	8,712	16,834	42,596
Non-GAAP operating loss	$(9,366)	$(54,610)	$(45,136)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by (used in) operating activities	$3,397	$(38,291)	$(2,735)
Less: purchases of property and equipment	(2,757)	(22,006)	(4,517)
Free cash flow (non-GAAP)	$640	$(60,297)	$(7,252)
Net cash used in investing activities	$(6,065)	$(22,199)	$(127,685)
Net cash provided by financing activities	$86,893	$13,309	$113,764
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere within this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
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
Revenue on Physical Appliances and Enterprise License Software sold with separate hardware, or Hardware Products, is recognized at the time of delivery, provided that all other revenue recognition criteria have been met. Revenue on Virtual Appliances, Enterprise License Software sold without hardware, and Extended Modules, or Software Products, is recognized at the time of delivery if vendor-specific objective evidence of fair value, or VSOE, is established for all undelivered related items. If VSOE does not exist for one or more undelivered items, revenue from the software portion of the arrangement is deferred until the delivery of all items has begun and is then recognized ratably over the longest remaining service period, which generally is the support and maintenance term. For additional disclosure on our revenue recognition policy, see Note 1 to our consolidated financial statements.
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. While we will continue to hire sales personnel, we do not anticipate growing our sales force at the same rate in the future as we intend to gain leverage from our existing sales force as our sales representatives become more productive. In addition, we expect our Alliance Partners to help drive sales of our Extended Modules through joint use cases and go-to-market strategies. Today, we have an Alliance Partner program in place with FireEye, Inc., one of our related parties. See the section titled “Certain Relationships and Related Party Transactions, and Directors Independence” for additional information.
As of December 31, 2017, we have sold to over 2,700 end-customers in over 80 countries, including 18% of the Global 2000, since our inception. For the years ended December 31, 2015, 2016, and 2017 we sold to 10%, and 11%, and 13% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including financial services, government, healthcare, technology, manufacturing, services, energy, entertainment and retail.

We have experienced rapid growth in recent periods. For the years ended December 31, 2015, 2016, and 2017, our revenue was $126.0 million, $166.8 million, and $220.9 million, respectively, representing year-over-year increase of 32% for both periods.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to sell to existing end-customers, to increase the deal size of the sales to our end-customers, to extend the reach of our sales force footprint to engage more end-customers, and to continue to increase the efficiency by which our sales force engages our end-customers. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
Continued Sales to Existing End-Customers
An increasing portion of our revenue is derived from additional sales to our end-customers. During the year ended December 31, 2017, approximately 87% of our revenue came from existing end-customers, and it is important for us to increase sales into this base. The chart below illustrates the importance of maintaining and growing our existing end-customer base. The chart shows revenue generated from our end-customers beginning from fiscal year 2007, the initial year of purchase for the 2007 end-customer cohort, along with the annual revenue derived from those same end-customers in each year through fiscal 2017. Each colored segment represents a new cohort of end-customers beginning in their initial year of purchase. Repeat buying patterns within our existing end-customer base reflects the persistent need for more of our products to cover an increasing number of devices on our end-customers’ networks. We have served several of our top 20 end-customers for over 10 years and have seen consistent repeat buying by annual end-customer cohort.
We believe the net-recurring revenue retention rate on our support and maintenance contracts is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on support and maintenance contracts as the 12 month annualized value of support and maintenance contracts renewed plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement plus the annualized value of new support and maintenance contracts from end-customers acquired one year prior, in the aggregate, divided by the aggregate of the 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the 12 month period plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement. We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of December 31, 2015, 2016, and 2017 were 116%, 127%, and 126%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100%indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, decreases in the number of Physical or Virtual Appliances, decreases in the number of devices and hardware included in our Enterprise Software License and Extended Modules under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue or any other GAAP financial measure over any period.
Increasing Deal Size of Sales to Our End-Customers
The value realized from our products has led to increased adoption and larger scale deployments. The number of annual end-customer deals over $1 million is increasing. For the years ended December 31, 2015, 2016, and 2017, we had 26, 28, and 48 deals, respectively, representing year-over-year growth of the collective value of those deals of 61% and 55%, respectively. We define an annual end-customer deal as the aggregate billings to an end-customer during a calendar year. In addition, our average deal size with end-customers excluding renewals is increasing. For the year ended December 31, 2017, our average deal size was over $217,000, an increase of 24% from the average annual deal size for the year ended December 31, 2015. We define the average deal size as the aggregate sales to end-customers during a calendar year divided by the number of end-customers purchasing in that year, excluding any end-customer for which the total value of their purchases in that year were less than five thousand dollars and excluding support and maintenance renewals, as we determined that the majority of this population was comprised of transactions not fundamental to our end-customer group and go-to-market strategy.
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. We have almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to December 31, 2017. We expect to continue to make substantial investments in our sales force to increase adoption within the Global 2000 and public sector.
Increasing the Efficiency by which Our Sales Force Engages Our End-Customers
We are focused on increasing the efficiency of our sales force. Over the last 12 months, we have increased hiring in sales enablement and marketing, enhanced sales training activities, and implemented company-wide standards for product positioning in order to instill a culture of success and discipline in our sales organization. Our sales strategy depends on attracting top talent from security organizations, expanding our sales coverage, increasing our pipeline of business, and enhancing productivity. We focus on productivity per quota-carrying sales representative across different levels within the sales organization, and the time it takes our sales representatives to reach productivity. We manage our pipeline on a quarterly basis, by sales representative, to ensure sufficient coverage of our bookings targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business.
Components of Financial Performance
Revenue
We derive revenue from sales of our products, maintenance, and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our revenue is comprised of the following:

•
Product Revenue. Our product revenue is derived from sales of our Physical Appliances, Virtual Appliances, Extended Modules, Enterprise License Software, and hardware sold separately, which is recognized either up-front or ratably depending on the terms of the agreement and the product composition. Hardware Product revenue, which includes our Physical Appliances, Enterprise License Software sold with separate hardware and hardware sold separately, is recognized at the time of delivery, provided that all other revenue recognition criteria have been met. Software Product revenue, which includes Virtual Appliances, Enterprise License Software sold without hardware and Extended Modules, is recognized at the time of delivery if VSOE is established for all undelivered related items. If VSOE does not exist for one or more undelivered items, revenue from the software portion of the arrangement is deferred until the delivery of all items has begun and is then recognized ratably over the longest remaining service period, which generally is the support and maintenance term. Beginning on January 1, 2016, we established VSOE for professional services, and support and maintenance on Software Products, except Extended Modules. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Maintenance and Professional Services Revenue. Our maintenance revenue is derived from support and maintenance contracts with terms that are generally either one or three years. We typically bill for support and maintenance contracts upfront. We recognize revenue from support and maintenance over the contractual service period. Our professional services revenue is generally recognized as the services are rendered. We intend to invest in our professional services organization to improve the time to deliver these services. As a percentage of total revenue, we expect our maintenance and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors.

Cost of Revenue

•
Cost of Product Revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer for our Physical Appliances, hardware sold with our Enterprise License Software and hardware sold separately. Our cost of product revenue also includes allocated costs, shipping costs, and personnel costs associated with logistics. There is no direct cost of revenue associated with our Software Products because Software Products are delivered electronically. We expect our cost of product revenue to fluctuate from quarter to quarter based on product mix; however, over time, we expect our cost of product revenue to decline as a percentage of product revenue primarily due to a shift in product mix towards increased sales of Software Products.

•
Cost of Maintenance and Professional Services Revenue. Cost of maintenance and professional services revenue consists of personnel costs for our global customer support and professional services organization and costs paid to third-party contractors that deliver some of our services. We expect our cost of maintenance and professional services revenue to decline over time as a percentage of our maintenance and professional services revenue as we expect to scale our customer support organization at a lower growth rate than our anticipated maintenance and professional services revenue growth rate.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix of products sold between Hardware Products and Software Products; the mix of revenue between products, maintenance, and professional services; the average sales price of our products, maintenance and professional services; and manufacturing costs. Our gross margins vary by product, with gross margin on our high-end Physical Appliances ranging between 80% and 83% and gross margin of 62% on our low-end Physical Appliances for the years ended December 31, 2015, 2016, and 2017. Gross margin on hardware sold with Enterprise License Software or sold separately ranged between 16% and 30% for the year ended December 31, 2017. Gross margin on our Software Products was 99% for the years ended December 31, 2015, 2016, and 2017. We expect our gross margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our gross margins to increase as a percentage of product revenue primarily due to a shift in product mix towards increased sales of Software Products.
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

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, certain non-recurring general expenses, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with being a public company, such as accounting, compliance, insurance, and investor relations, however, we expect our general and administrative expense to decline as a percentage of total revenue in the long term as we scale the business.

Interest Expense
Interest expense consists of interest on our outstanding indebtedness.
Other Income (Expense), Net
Other Income (Expense), net consists primarily of interest income earned on our cash and cash equivalents and foreign currency exchange losses related to transactions denominated in currencies other than the U.S. Dollar.
Revaluation of Warrant Liabilities
Revaluation of warrant liabilities includes adjustments to the estimated fair value of the preferred and common stock warrants outstanding offset by any gain realized from the exercise of outstanding warrants when the fair value of the warrants exercised is greater than the fair value of the redeemable stock. We mark-to-market our warrant liabilities on a quarterly basis. The majority of these warrants were exercised upon our IPO.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes and reserves, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.

Results of Operations
The following tables summarize our consolidated statement of operations data and such data as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Revenue:
Product	$71,264	$98,655	$121,413
Maintenance and professional services	54,695	68,186	99,458
Total revenue	125,959	166,841	220,871
Cost of revenue:
Product (1)	16,161	21,678	24,098
Maintenance and professional services (1)	16,961	26,571	34,771
Total cost of revenue	33,122	48,249	58,869
Total gross profit	92,837	118,592	162,002
Operating expenses:
Research and development (1)	17,772	31,490	47,435
Sales and marketing (1)	70,269	127,815	151,093
General and administrative (1)	22,874	30,731	51,206
Total operating expenses	110,915	190,036	249,734
Loss from operations	(18,078)	(71,444)	(87,732)
Interest expense	(2,745)	(2,577)	(1,223)
Other income (expense), net	(488)	(607)	316
Revaluation of warrant liabilities	(5,621)	1,104	(727)
Loss before income taxes	(26,932)	(73,524)	(89,366)
Income tax provision	328	1,250	1,839
Net loss	$(27,260)	$(74,774)	$(91,205)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(27,260)	$(74,774)	$(104,015)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Cost of revenue:
Product	$16	$30	$103
Maintenance and professional services	391	1,123	2,291
Research and development	1,101	2,311	6,213
Sales and marketing	2,245	8,084	14,451
General and administrative	4,959	5,286	19,538
Total	$8,712	$16,834	$42,596

	Year Ended December 31,
	2015	2016	2017
	(As a percentage of total revenue)
Revenue:
Product	57%	59%	55%
Maintenance and professional services	43	41	45
Total revenue	100	100	100
Cost of revenue:
Product	13	13	11
Maintenance and professional services	13	16	16
Total cost of revenue	26	29	27
Total gross profit	74	71	73
Operating expenses:
Research and development	14	19	21
Sales and marketing	56	77	69
General and administrative	18	18	23
Total operating expenses	88	114	113
Loss from operations	(14)	(43)	(40)
Interest expense	(3)	(2)	—
Revaluation of warrant liabilities	(5)	1	—
Loss before income taxes	(22)	(44)	(40)
Income tax provision	—	1	1
Net loss	(22)%	(45)%	(41)%
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—%	—%	6%
Net loss attributable to common stockholders	(22)%	(45)%	(47)%

Comparison of the Years Ended December 31, 2015, 2016 and 2017
Revenue

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Revenue:
Product	$71,264	$98,655	$121,413	$27,391	38%	$22,758	23%
Maintenance and professional services
Support and maintenance	46,438	59,189	87,509	12,751	27%	28,320	48%
Professional services	8,257	8,997	11,949	740	9%	2,952	33%
Total maintenance and professional services	54,695	68,186	99,458	13,491	25%	31,272	46%
Total revenue	$125,959	$166,841	$220,871	$40,882	32%	$54,030	32%
Product revenue increased $27.4 million, or 38%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily due to an increase of $14.2 million, or 25%, in Hardware Product revenue and $13.1 million, or 100%, in Software Product revenue. The increase of Software Product revenue included an increase of $2.9 million in Extended Module revenue.
Maintenance and professional services revenue increased $13.5 million, or 25%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was comprised of a $7.9 million increase in revenue from support and maintenance contracts that were renewals, a $4.9 million increase in revenue from support and maintenance contracts associated with initial product sales, and a $0.7 million increase in revenue from sales of professional services.
Product revenue increased $22.8 million, or 23%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an increase of $17.4 million, or 66%, in Software Product revenue and $5.3 million, or 7%, in Hardware Product revenue. The increase of Software Product revenue was offset by a decrease of $3.0 million in Extended Module revenue that reflected a shift from upfront to ratable revenue recognition on this Software Product revenue.
Maintenance and professional services revenue increased $31.3 million, or 46%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to a combination of a $16.8 million increase in support and maintenance contracts associated with initial product sales, a $11.5 million increase in support and maintenance contracts that were renewals, and a $3.0 million increase in revenue from sales of professional services.

Cost of Revenue

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollars in thousands)
Cost of revenue:
Product	$16,161	$21,678	$24,098	$5,517	34%	$2,420	11%
Maintenance and professional services	16,961	26,571	34,771	9,610	57%	8,200	31%
Total cost of revenue	$33,122	$48,249	$58,869	$15,127	46%	$10,620	22%
Total cost of revenue increased $15.1 million, or 46%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Product cost of revenue increased $5.5 million, or 34%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a higher volume of Hardware Products sold.
Maintenance and professional services cost of revenue increased $9.6 million, or 57%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to increases in personnel costs related to increasing headcount. From December 31, 2015 to December 31, 2016, we increased our customer support and professional services organization’s headcount by 70%.
Total cost of revenue increased $10.6 million, or 22%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Product cost of revenue increased $2.4 million, or 11%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a higher volume of Hardware Products sold.
Maintenance and professional services cost of revenue increased $8.2 million, or 31%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in personnel costs related to an average increase in headcount of 28%.
Gross Profit and Gross Margin

	Year Ended December 31,						2015 to 2016			2016 to 2017
	2015		2016		2017		Change			Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %		Gross Profit	Gross Margin %
	(Dollars in thousands)
Gross profit:
Product	$55,103	77%	$76,977	78%	$97,315	80%	$21,874	100	bps	$20,338	200	bps
Maintenance and professional services	37,734	69%	41,615	61%	64,687	65%	3,881	(800 bps)		23,072	400	bps
Total gross profit	$92,837	74%	$118,592	71%	$162,002	73%	$25,755	(300 bps)		$43,410	200	bps
Gross profit increased by $25.8 million, or 28%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in gross profit is consistent with the increases in our revenue and cost of revenue.

Gross margin decreased by approximately 300 basis points for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase of 100 basis points in product margin was primarily due to a shift in product revenue mix from Hardware Product sales to Software Product sales, offset by a slight decrease in the average selling price of Physical Appliance products within our Hardware Products. The decrease of 800 basis points in maintenance and professional services margin was driven by headcount growth within our customer support and professional services organizations in order to support our growing installed end-customer base.
Gross profit increased by $43.4 million, or 37%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in gross profit is consistent with the increases in our revenue and cost of revenue.
Gross margin increased by approximately 200 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase of 200 basis points in product margin was driven by a shift in product revenue mix from Hardware Product sales to Software Products sales. The increase of approximately 400 basis points in margin for maintenance and professional services was primarily driven by an increased margin for professional services and a shift in services revenue mix with increased sales in maintenance as compared to sales of professional services.
Operating Expenses

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$17,772	$31,490	$47,435	$13,718	77%	$15,945	51%
Sales and marketing	70,269	127,815	151,093	57,546	82%	23,278	18%
General and administrative	22,874	30,731	51,206	7,857	34%	20,475	67%
Total operating expenses	$110,915	$190,036	$249,734	$79,121	71%	$59,698	31%
Research and development expense increased $13.7 million, or 77%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in personnel costs of $9.9 million, due to an increase in headcount of 56%, an increase in system costs of $1.3 million primarily associated with routine internal software upgrades and security enhancements, and an increase in facilities costs of $1.2 million primarily related to our new corporate headquarters in San Jose, California.
Sales and marketing expense increased $57.5 million, or 82%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in personnel costs of $35.1 million, due to an increase in headcount of 54%, and an increase of $10.3 million in commission expense driven by higher sales. Additionally, there was an increase in facilities costs of $3.8 million related to our new corporate headquarters in San Jose, California, an increase in travel and entertainment costs of $2.7 million, an increase in system costs of $2.6 million primarily associated with routine internal software upgrades and security enhancements, and an increase in demand generation activities, trade shows, and other marketing activities of $1.6 million.
General and administrative expense increased $7.9 million, or 34%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in personnel costs of $4.0 million, due to an increase in headcount of 46%, a $1.3 million settlement payment to a technology partner to settle a contract dispute following the cancellation of such technology partner’s contract with us, an increase of $0.9 million in professional fees primarily related to legal fees, and an increase in facilities costs of $0.8 million related to our new corporate headquarters in San Jose, California.
Research and development expense increased $15.9 million, or 51%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to an increase in personnel costs of $8.7 million related to an average increase of 25% in headcount, an increase in stock-based compensation costs of $3.9 million, and an increase in allocated IT and facilities costs of $1.5 million.

Sales and marketing expense increased $23.3 million, or 18%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to an increase in personnel costs of $11.8 million related to an average increase of 16% in headcount, an increase in stock-based compensation expense of $6.3 million, an increase of $3.8 million in travel and entertainment costs, an increase in allocated IT and facilities costs of $1.9 million, an increase of $0.3 million in commission expense, which is due to a combination of increased commission expense driven by higher sales and a reduction in commission expense due to accelerated commission expenses in the prior year related to a very large deal. These increases are partially offset by a reduction of $1.0 million in other marketing activities costs.
General and administrative expense increased $20.5 million, or 67%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to an increase in stock-based compensation expense of $14.1 million impacted by certain grants that had an IPO trigger, an increase in personnel costs of $4.2 million related to an average increase of 20% in headcount, an increase of $1.4 million in professional fees primarily related to consulting fees, and a combined increase of $1.8 million in costs related to travel, equipment, shared services and other costs. The increase is offset by a reduction of $1.3 million settlement payment to a technology partner during the year ended December 31, 2016 to settle a contract dispute following the cancellation of such technology partner’s contract with us. No similar transactions occurred during the year ended December 31, 2017.
Interest Expense

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Interest expense	$(2,745)	$(2,577)	$(1,223)	$168	(6)%	$1,354	(53)%
Interest expense decreased $0.2 million, or 6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the payoff of our loan and security agreement on December 1, 2016. We amended our amended and restated loan and security agreement on December 22, 2016 to increase the maximum amount of credit available for borrowing under our revolving line of credit and borrowed $30.0 million under the agreement.
Interest expense decreased $1.4 million, or 53%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a lower fixed interest rate per annum associated with our amended and restated loan and security agreement beginning in December, 2016.
Other Income (Expense), Net

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(488)	$(607)	$316	$(119)	24%	$923	(152)%
Other income (expense), net decreased $0.1 million, or 24%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of foreign exchange losses on transactions denominated in currencies other than the U.S. Dollar.
Other income (expense), net increased $0.9 million, or 152%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease of $0.8 million in foreign currency exchange losses.

Revaluation of Warrant Liabilities

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Revaluation of warrant liabilities	$(5,621)	$1,104	$(727)	$6,725	(120)%	$(1,831)	(166)%
Change in revaluation of warrant liabilities increased $6.7 million, or 120% primarily due to a decrease of $9.4 million in estimated fair value of common and preferred stock, partially offset by a decrease in gain of $2.6 million on warrants that were exercised in 2015, with no such transaction occurring in 2016.
Change in revaluation of warrant liabilities decreased $1.8 million, or 166%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.3 million of mark to market adjustment at the IPO date when the preferred stock warrants converted to common stock warrants, a $0.1 million mark to market adjustment at the IPO date upon the exercise of preferred stock warrants, and an increase of $1.4 million in mark to market adjustment for the pre-IPO period.
See Note 8 to our consolidated financial statements for factors considered in the fair value determination of our redeemable convertible preferred stock warrants and common stock warrants.

Provision for Income Taxes

	Year Ended December 31,			2015 to 2016		2016 to 2017
	2015	2016	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%
	(Dollars in thousands)
Provision for income taxes	$328	$1,250	$1,839	$922	281%	$589	47%
Effective tax rate	(1.2)%	(1.7)%	(2.1)%
We recorded an income tax provision for the year ended December 31, 2016 due to foreign income taxes, income tax reserves and U.S. state minimum taxes. The increase in the provision for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in pre-tax income related to international operations and an increase in income tax reserves related to a statutory income tax audit.
We recorded an income tax provision for the year ended December 31, 2017 due to foreign income taxes, income tax reserves and U.S. state minimum taxes. The increase in the provision for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in pre-tax income of our international operations, partially offset by a decrease in income tax reserves related to a statutory income tax audit.
See Note 11 to our Consolidated Financial Statements for details on income tax reserves related to uncertain tax provisions.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017, as well as the percentage of total revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands)
Revenue:
Product	$18,305	$19,757	$30,799	$29,794	$22,105	$22,592	$39,192	$37,524
Maintenance and professional services	15,209	15,400	17,941	19,636	22,248	23,614	25,164	28,432
Total revenue	33,514	35,157	48,740	49,430	44,353	46,206	64,356	65,956
Cost of revenue:
Product	3,076	4,115	6,563	7,924	4,411	5,505	7,201	6,981
Maintenance and professional services	5,748	6,611	6,945	7,267	8,431	8,543	8,688	9,109
Total cost of revenue	8,824	10,726	13,508	15,191	12,842	14,048	15,889	16,090
Total gross profit	24,690	24,431	35,232	34,239	31,511	32,158	48,467	49,866
Operating expenses:
Research and development (1)	6,478	7,365	8,509	9,138	10,947	10,702	10,985	14,801
Sales and marketing (1)	29,377	29,180	35,759	33,499	34,454	35,104	34,957	46,578
General and administrative (1)	7,028	8,086	7,967	7,650	9,215	8,902	9,148	23,941
Total operating expenses	42,883	44,631	52,235	50,287	54,616	54,708	55,090	85,320
Loss from operations	(18,193)	(20,200)	(17,003)	(16,048)	(23,105)	(22,550)	(6,623)	(35,454)
Interest expense	(682)	(688)	(702)	(505)	(345)	(318)	(290)	(270)
Other income (expense), net	(37)	(91)	(226)	(253)	(144)	(82)	160	382
Revaluation of warrant liabilities	1,040	(437)	(224)	725	(392)	50	—	(385)
Loss before income taxes	(17,872)	(21,416)	(18,155)	(16,081)	(23,986)	(22,900)	(6,753)	(35,727)
Income tax provision	137	223	157	733	635	174	412	618
Net loss	$(18,009)	$(21,639)	$(18,312)	$(16,814)	$(24,621)	$(23,074)	$(7,165)	$(36,345)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	—	—	—	—	—	12,810
Net loss attributable to common stockholders	$(18,009)	$(21,639)	$(18,312)	$(16,814)	$(24,621)	$(23,074)	$(7,165)	$(49,155)

_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands)
Cost of revenue:
Product	$4	$6	$6	$14	$21	$20	$19	$43
Maintenance and professional services	203	289	317	314	325	319	286	1,361
Research and development	490	542	613	666	800	613	630	4,170
Sales and marketing	3,457	1,469	1,543	1,615	1,657	1,609	1,602	9,583
General and administrative	1,261	1,323	1,339	1,363	1,415	1,372	1,372	15,379
Total	$5,415	$3,629	$3,818	$3,972	$4,218	$3,933	$3,909	$30,536

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(As a percentage of total revenue)
Revenue:
Product	55%	56%	63%	60%	50%	49%	61%	57%
Maintenance and professional services	45	44	37	40	50	51	39	43
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product(1)	9	12	14	16	10	12	12	10
Maintenance and professional services(1)	17	19	14	15	19	18	13	14
Total cost of revenue	26	31	28	31	29	30	25	24
Total gross profit	74	69	72	69	71	70	75	76
Operating expenses:
Research and development	19	20	18	19	25	24	17	23
Sales and marketing	88	83	73	68	78	76	54	71
General and administrative	21	23	16	15	21	19	14	36
Total operating expenses	128	126	107	102	124	119	85	130
Loss from operations	(54)	(57)	(35)	(33)	(53)	(49)	(10)	(54)
Interest expense	(3)	(3)	(2)	(1)	(1)	(1)	—	—
Other income (expense), net	—	—	(1)	—	—	—	—	1
Revaluation of warrant liabilities	3	(1)	—	1	(1)	—	—	(1)
Loss before income taxes	(54)	(61)	(38)	(33)	(55)	(50)	(10)	(54)
Income tax provision	—	1	—	1	1	—	1	1
Net loss	(54)%	(62)%	(38)%	(34)%	(56)%	(50)%	(11)%	(55)%
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	—	—	—	—	—	20
Net loss attributable to common stockholders	(54)%	(62)%	(38)%	(34)%	(56)%	(50)%	(11)%	(75)%
_____________________

(1)	The table below shows gross profit as a percentage of each component of revenue, referred to as gross margin:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Gross Margin by Component of Revenue:
Product	83%	79%	79%	73%	80%	76%	82%	81%
Maintenance and professional services	62	57	61	63	62	64	65	68
Total gross margin	74	69	72	69	71	70	75	76

Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented. Comparisons of year-over-year total quarterly revenue are more meaningful than our sequential results due to seasonality in the sale of our products, maintenance, and professional services to varying degrees. We generally expect an increase in business activity as we approach our fiscal year end in December, driven by our end-customers’ buying patterns. Additionally, our public sector customers typically end their fiscal years during our third quarter, while many of our other customers end their fiscal years during our fourth quarter. We believe that these seasonal trends will continue to affect our quarterly results. Product revenue decreased in the three months ended December 31, 2016 compared to the three months ended September 30, 2016 primarily due to one large order that occurred during the three months ended September 30, 2016. Product revenue decreased in the three months ended December 31, 2017 compared to the three months ended September 30, 2017 due to a decrease in Hardware Product sales, partially offset by increased sales of those Software Products that are recognized ratably.
Quarterly Gross Margin Trends
Total gross profit increased year-over-year for all periods presented. Total gross margin has remained relatively consistent over all periods presented, and any fluctuation is primarily due to shifts in the mix of sales between products, maintenance, and professional services, as well as the types and volumes of products, maintenance, and professional services sold. Gross margin decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a shift in revenue mix among product, maintenance and professional services revenue and a shift between Hardware Products and Software Products.
Quarterly Operating Expenses Trends
Total operating expenses increased year-over-year for all periods presented primarily due to addition of personnel in connection with the expansion of our business. The addition of headcount has generally contributed to sequential increases in operating expenses. Research and development expense generally increased sequentially over the periods as we increased our headcount to support continued investment in our future product offerings. Sales and marketing expense generally increased sequentially over the periods primarily due to an increase in personnel costs related to increases in headcount and higher commission expense related to higher sales. The decrease during the three months ended December 31, 2016 was driven by higher commission expense during the three months ended September 30, 2016 primarily due to larger commission payments due to deal size and accelerators achieved. General and administrative expense increased year-over-year as we increased our headcount to support the expansion of our business. General and administrative expense increased in three months ended June 30, 2016 over the three months ended March 31, 2016, largely due to a $1.3 million settlement payment made to settle a contract dispute following a cancellation of such technology partner's contract with us. An increase in expense in three months ended March 31, 2017 over the three months ended December 31, 2016, was primarily due to costs related to a merit increase and personnel costs related to an increase in headcount, and an increase in three months ended December 31, 2017 over the three months ended September 30, 2017 was primarily due to a stock-based compensation costs of $13.9 million impacted by certain grants that had an IPO trigger.
Non-GAAP Financial Measures

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands)
Adjusted operating loss	$(12,778)	$(16,571)	$(13,185)	$(12,076)	$(18,887)	$(18,617)	$(2,714)	$(4,918)
Free cash flow	(6,891)	(17,197)	(26,266)	(9,943)	11,532	(13,076)	1,721	(7,429)
Adjusted operating loss increased year-over-year for all periods presented primarily due to the addition of personnel in connection with the expansion of our business. The addition of headcount has generally contributed to sequential increases in operating expenses. Adjusted operating loss from operations decreased in three months ending September 30, 2017 primarily due to an increase of $16.6 million or 73% in Product revenue compared to that in the three months ending June 30, 2017.

Free cash flow improved year-over-year for all periods presented. For the three months ended March 31, 2017, the positive free cash flow was primarily due to cash collections on accounts receivable from billings in the preceding quarter. For the three months ended June 30, 2017, the improvement in free cash flow from the three months ended June 30, 2016 was primarily due to the purchases of property and equipment related to the build-out of our new corporate headquarters in San Jose, California in 2016 that did not occur in 2017. For the three months ended September 30, 2017, the improvement in free cash flow compared to the three months ended June 30, 2017 was primarily due to an early collection of a large receivable that is reflective of more seasonal collection activity and would normally have been received in the three months ended December 31, 2017. For the three months ended December 31, 2017, the decrease in free cash flow compared to the three months ended September 30, 2017 was primarily due to an early collection of a large receivable that is reflective of more seasonal collection activity and would normally have been received in the three months ended December 31, 2017. A reconciliation of adjusted operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands)
Adjusted operating income (loss) (non-GAAP):
Loss from operations	$(18,193)	$(20,200)	$(17,003)	$(16,048)	$(23,105)	$(22,550)	$(6,623)	$(35,454)
Add: stock-based compensation expense	5,415	3,629	3,818	3,972	4,218	3,933	3,909	30,536
Adjusted operating loss (non-GAAP)	$(12,778)	$(16,571)	$(13,185)	$(12,076)	$(18,887)	$(18,617)	$(2,714)	$(4,918)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands)
Free cash flow (non-GAAP):
Net cash (used in) provided by operating activities	$(2,854)	$(7,130)	$(20,411)	$(7,896)	$12,769	$(11,519)	$2,313	$(6,298)
Less: purchases of property and equipment	(4,037)	(10,067)	(5,855)	(2,047)	(1,237)	(1,557)	(592)	(1,131)
Free cash flow (non-GAAP)	$(6,891)	$(17,197)	$(26,266)	$(9,943)	$11,532	$(13,076)	$1,721	$(7,429)
Net cash (used in) provided by investing activities	$(28,182)	$11,886	$(3,866)	$(2,037)	$(1,348)	$(1,578)	$(586)	$(124,173)
Net cash provided by (used in) financing activities	$2,831	$381	$94	$10,003	$(3,231)	$(2,223)	$(1,918)	$121,136

Liquidity and Capital Resources
This data should be read in conjunction with our Consolidated Statements of Cash Flows.

	December 31,
	2016	2017
	(In thousands)
Working capital	$21,717	$115,127
Cash and cash equivalents, and marketable securities:
Cash and cash equivalents	$79,665	$63,009
Marketable securities	—	123,384
Total cash and cash equivalents, and marketable securities	$79,665	$186,393
Total notes payable	29,987	22,824
Net cash and cash equivalents, and marketable securities	$49,678	$163,569
Our liquidity and capital resources are derived from our public offering of securities, cash flows from operations and sales of marketable securities. Our cash equivalents are comprised of Cash and Money market accounts. Our marketable securities are comprised of commercial paper, corporate-debt securities, and U.S. government securities. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
At December 31, 2017, our cash and cash equivalents, and marketable securities of $186.4 million were held for general corporate purposes, of which approximately $11.5 million was held outside the United States. As discussed further in Note 11 to our consolidated financial statements, U.S. taxes have been provided for as prescribed by the Tax Cuts and Jobs act (the "Act"). We will continue to reinvest our foreign cash outside of the U.S. If we were to repatriate these earnings to the United States, any associated withholding tax would be insignificant.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, customer deposits, short-term deferred revenue, and short-term notes payable. Working capital increased by $93.4 million during the year ended December 31, 2017, primarily due to an increase in marketable securities, an increase in accounts receivable, and an increase in inventory, partially offset by an increase in current deferred revenue, an increase in accrued compensation and an increase in accounts payable. The following table summarizes our cash flows for the years ended December 31, 2015, 2016, and 2017:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Net cash provided by (used in) operating activities	$3,397	$(38,291)	$(2,735)
Net cash used in investing activities	(6,065)	(22,199)	(127,685)
Net cash provided by financing activities	86,893	13,309	113,764
Net change in cash and cash equivalents for period	$84,225	$(47,181)	$(16,656)
On October 31, 2017, we closed our Initial Public Offering (IPO), in which we issued and sold 6,072,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that were exercised in full. We received aggregate proceeds of $124.2 million from the IPO, net of underwriters’ discounts and commissions.
Substantially all of our RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on the date of our IPO. The RSUs that have met both the vesting conditions will be released on April 25, 2018, which is 181 days after October 26, 2017, the date our S-1 was effective with the SEC.  As a result, an aggregate of approximately 900,000 shares underlying the RSUs held by our directors and then current employees will vest and settle. We currently expect that the average withholding tax rate will be approximately

41%. We have not determined whether we will sell shares, or Sell to Cover, or withhold a portion of the vested shares, or Withhold to Cover, to satisfy our tax obligations due at settlement for the April 25, 2018 release date. For future releases, we expect to use the Sell to Cover settlement method. If we were to elect Sell to Cover, approximately 41% of the vested shares would need to be sold on the settlement date with the actual percentage dependent upon the price received at settlement. If we were to elect Withhold to Cover, approximately 41% of the vested shares would be withheld on the settlement date, with the equivalent value being paid by us from a portion of the net proceeds from our IPO. If the price of our common stock at the time of settlement were equal to the closing price of our stock on December 29, 2017 of $31.89 per share, we estimate that this tax obligation would be approximately $11.7 million in the aggregate.
Loan Agreements
In December 2016, the entire loan balance of $20.1 million provided under a loan and security agreement entered into in October 2012, as amended, and a loan and security agreement entered into in December 2013 were paid in full, and the loan and security agreements entered into in October 2012 and December 2013 were terminated.
In December 2016, we amended our amended and restated loan and security agreement, which we originally entered into in May 2009, or the Amended and Restated 2009 Loan and Security Agreement, to increase the maximum amount of credit available for borrowing under the revolving line of credit to 80% of qualified accounts receivable up to $40.0 million. In addition, the Amended and Restated 2009 Loan and Security Agreement provides that the combined outstanding balances of the revolving line of credit and the term loan cannot exceed $40.0 million. Additionally, we borrowed $30.0 million under the Amended and Restated 2009 Loan and Security Agreement, which carries a maturity date of December 2020. The agreement is subject to us maintaining an adjusted quick ratio of 1.25. The Amended and Restated 2009 Loan and Security Agreement requires us to pay equal monthly installments of principal of $625,000 and monthly interest payments at a fixed interest rate per annum of 3.25%. Concurrent with the final monthly installment payment on the maturity date, we will be required to pay an additional payment of $825,000.
Our Amended and Restated 2009 Loan and Security Agreement contains customary affirmative covenants and certain financial and negative covenants, including restrictions on disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on certain of our assets and paying dividends. We have pledged substantially all of our assets other than intellectual property as collateral under our Amended and Restated 2009 Loan and Security Agreement and granted the lender a negative pledge on our intellectual property.
We were in compliance with respect to all financial-related covenants under our loan agreements as of December 31, 2016, and December 31, 2017.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities of $3.4 million for the year ended December 31, 2015 was primarily due to a net loss of $27.3 million adjusted by non-cash charges of $16.4 million primarily relating to stock-based compensation, change in revaluation of warrant liabilities, depreciation of property and equipment, and a net increase of $14.2 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was primarily the result of an increase of $17.0 million in deferred revenue due to higher sales, a decrease of $2.5 million in deferred cost of revenue, and an increase of $2.2 million in accrued expenses for fees incurred related to the issuance of Series G redeemable convertible preferred stock, offset by an increase of $6.5 million in accounts receivable due to higher sales and an increase of $1.0 million in prepaid expenses and other current assets.
Cash used in operating activities of $38.3 million for the year ended December 31, 2016 was primarily due to a net loss of $74.8 million adjusted by non-cash charges of $20.0 million primarily relating to stock-based compensation, depreciation of property and equipment, and change in revaluation of warrant liabilities, and a net increase of $16.4 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was primarily the result of an increase of $25.5 million in deferred revenue due to higher sales, an increase of $6.8 million in other liabilities primarily related to an incentive for tenant improvements provided under the lease for our new corporate headquarters, an increase of $4.1 million in accrued compensation due to increased headcount and higher sales resulting in higher commission payable, and an increase of $3.1 million in accrued expenses for fees incurred related to the issuance of Series G redeemable convertible preferred stock of $1.5 million and other operational costs of $1.6 million as we expand our business. This increase in our net operating assets and liabilities was offset by an increase of $15.5 million in accounts receivable resulting from higher sales, an increase of $4.9 million in prepaid expenses and other current assets, an increase of $1.8 million in other assets primarily related to operational costs as we expanded our business.
Cash used in operating activities of $2.7 million for the year ended December 31, 2017 was primarily due to a net loss of $91.2 million adjusted by non-cash charges of $49.3 million primarily relating to stock-based compensation, and depreciation of property and equipment, and a net increase of $39.2 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was primarily the result of an increase of $53.8 million in deferred revenue due to higher sales, an increase of $8.1 million in accrued compensation due to increased headcount and higher sales resulting in higher commissions payable, and an increase of $1.7 million in accounts payable. This increase in our net operating assets and liabilities was offset by an increase of $20.7 million in accounts receivable resulting from higher sales, an increase of $2.7 million in inventory and an increase of $1.0 million in other operating assets and liabilities.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities for the year ended December 31, 2015 was $6.1 million, primarily resulting from capital expenditures to purchase property and equipment of $2.8 million. Additionally, there was an increase of $3.3 million in restricted cash related to the security deposit of our new corporate headquarters.
Cash used in investing activities for the year ended December 31, 2016 was $22.2 million, primarily resulting from capital expenditures to purchase property and equipment of $22.0 million, a large portion of which were related to the build-out of our new corporate headquarters in San Jose, California. Additionally, there was an increase of $24.0 million in purchases of marketable securities, which significantly increased the cash available for investment, offset by proceeds from maturities and sales of marketable securities of $24.0 million.
Cash used in investing activities during the year ended December 31, 2017 was $127.7 million, primarily resulting from an increase of $123.0 million in purchases of marketable securities from our net IPO proceeds received in October 2017. Additionally, there was a $4.5 million increase from capital expenditures to purchase property and equipment
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock through our IPO, issuance of shares through our employee equity incentive plans and repayments of notes payable.
Cash provided by financing activities for the year ended December 31, 2015 was $86.9 million, primarily from net proceeds of $75.3 million from the first close of our Series G redeemable convertible preferred stock offering and $11.8 million from the exercise of employee stock options.
Cash provided by financing activities for the year ended December 31, 2016 was $13.3 million, primarily from net borrowings of notes payable of $30.0 million, net proceeds of $2.4 million from the final close of our Series G redeemable convertible preferred stock offering and $1.1 million from the exercise of employee stock options, offset by repayments of notes payable of $20.1 million.
Cash provided by financing activities for the year ended December 31, 2017 was $113.8 million, primarily due to proceeds of $124.2 million received from our IPO, and proceeds of $1.6 million from the exercise of stock options, offset by $7.5 million in repayment of notes payable, $4.2 million in payments of deferred offering costs and $0.4 million in payment of success fees.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(In thousands)
Notes payable	$24,469	$8,128	$16,341	$—	$—
Operating lease obligations (1)	35,307	6,100	8,137	6,816	14,254
Purchase obligations (2)	2,639	1,589	1,050	—	—
Contract manufacturer commitments (3)	5,972	5,972	—	—	—
Total (4)	$68,387	$21,789	$25,528	$6,816	$14,254
_____________________

(1)	Consists of contractual obligations from our non-cancelable operating leases.

(2)	Consists primarily of non-cancelable license obligations for software licenses expiring at various dates through September 2020.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of December 31, 2017, we had approximately $1.7 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
For Hardware Products, we cannot establish VSOE and TPE, therefore, we use BESP to determine the price at which a transaction would take place if the product was sold on a stand-alone basis. For Hardware Product related maintenance and professional services, we use either VSOE or BESP when VSOE and TPE cannot be established. In determining the BESP for a product or service, we consider historical data including, but not limited to, product family, pricing practices, standalone sales, the nature and size of the end-customer, contractually stated prices, and geographical region. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
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
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of our underlying common stock, expected term of the option, expected volatility of the price of industry peers, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions and estimates are as follows:

•
Fair Value of Common Stock. Prior to our initial public offering in October 2017, our stock was not publicly traded and we estimated the fair value of common stock using various methodologies, including third-party valuations. After the initial public offering, we used the publicly quoted price as the fair value of our common stock.

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

•	Risk-Free Interest Rate. We base the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the expected term of employee stock option awards.

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
We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option-pricing model. Our ESPP typically provides for consecutive six-month offering periods and we use our peer group volatility data in the valuation of ESPP shares. We recognize such compensation expense on a straight-line basis over the offering period.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a decrease in federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, a transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the impact recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.
Recent Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollars. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel, or NIS, and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations and comprehensive loss. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2016 and December 31, 2017 would result in a loss of $1.0 and $1.1 million, respectively, on our consolidated statements of operations. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of December 31, 2017, we had cash and cash equivalents, and marketable securities of $186.4 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at December 31, 2017 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ForeScout Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ForeScout Technologies, Inc. (the Company) as of December 31, 2016 and 2017, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013
San Francisco, California
February 21, 2018

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$79,665	$63,009
Marketable securities	—	123,384
Accounts receivable	44,694	65,428
Inventory	890	3,660
Prepaid expenses and other current assets	8,592	8,655
Total current assets	133,841	264,136
Property and equipment, net	24,536	23,260
Severance pay deposits	1,704	2,118
Restricted cash	4,011	4,146
Other assets	3,334	2,002
Total assets	$167,426	$295,662
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,210	$7,348
Accrued compensation	17,286	25,358
Accrued expenses	12,903	10,023
Customer deposits	718	1,008
Deferred revenue	68,844	98,027
Notes payable	7,163	7,245
Total current liabilities	112,124	149,009
Warrant liabilities	4,874	—
Deferred revenue - non-current	40,070	64,731
Notes payable - non-current	22,824	15,579
Accrued severance pay liability	2,033	2,617
Other liabilities	10,244	9,190
Total liabilities	192,169	241,126
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock (Note 7)	283,854	—
Stockholders' equity (deficit):
Common stock, $0.001 par value; 43,188,042 and 57,102,290 shares authorized at December 31, 2016 and 2017, respectively; 5,854,147 and 38,121,951 shares issued and outstanding at December 31, 2016 and 2017, respectively.	6	38
Additional paid-in capital	84,792	551,986
Accumulated other comprehensive loss	—	(112)
Accumulated deficit	(393,395)	(497,376)
Total stockholders’ (deficit) equity	(308,597)	54,536
Total liabilities, redeemable convertible preferred stock and stockholders' (deficit) equity	$167,426	$295,662

See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2016	2017
Revenue:
Product	$71,264	$98,655	$121,413
Maintenance and professional services	54,695	68,186	99,458
Total revenue	125,959	166,841	220,871
Cost of revenue:
Product	16,161	21,678	24,098
Maintenance and professional services	16,961	26,571	34,771
Total cost of revenue	33,122	48,249	58,869
Total gross profit	92,837	118,592	162,002
Operating expenses:
Research and development	17,772	31,490	47,435
Sales and marketing	70,269	127,815	151,093
General and administrative	22,874	30,731	51,206
Total operating expenses	110,915	190,036	249,734
Loss from operations	(18,078)	(71,444)	(87,732)
Interest expense	(2,745)	(2,577)	(1,223)
Other income (expense), net	(488)	(607)	316
Revaluation of warrant liabilities	(5,621)	1,104	(727)
Loss before income taxes	(26,932)	(73,524)	(89,366)
Income tax provision	328	1,250	1,839
Net loss	$(27,260)	$(74,774)	$(91,205)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(27,260)	$(74,774)	$(104,015)
Net loss per share attributable to common stockholders, basic and diluted	$(6.61)	$(13.33)	$(9.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	4,121,852	5,609,187	11,405,356
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2016	2017
Net loss	$(27,260)	$(74,774)	$(91,205)
Other comprehensive loss, net of tax:
Change in unrealized gains on marketable securities	—	—	(112)
Comprehensive loss	$(27,260)	$(74,774)	$(91,317)
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	14,826,324	$200,501	2,757,911	$3	$47,673	$—	$(291,361)	$(243,685)
Stock-based compensation	—	—	—	—	8,712	—	—	8,712
Issuance of common stock upon exercise of stock options, net of unvested portion	—	—	2,169,318	2	8,347	—	—	8,349
Vesting of early exercised stock options	—	—	139,848	—	1,082	—	—	1,082
Net proceeds from issuance of Series G redeemable convertible preferred stock	3,176,009	73,798	—	—	—	—	—	—
Exercise of warrants on redeemable convertible preferred stock	298,050	5,614	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(27,260)	(27,260)
Balance as of December 31, 2015	18,300,383	279,913	5,067,077	5	65,814	—	(318,621)	(252,802)
Stock-based compensation	—	—	—	—	16,834	—	—	16,834
Issuance of common stock upon vesting of RSUs	—	—	212,903	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of unvested portion	—	—	431,095	1	1,070	—	—	1,071
Vesting of early exercised stock options	—	—	143,072	—	1,074	—	—	1,074
Net proceeds from issuance of Series G redeemable convertible preferred stock	168,534	3,941	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(74,774)	(74,774)
Balance as of December 31, 2016	18,468,917	283,854	5,854,147	6	84,792	—	(393,395)	(308,597)
Cumulative effect of accounting change	—	—		—	—	—	34	34
Unrealized loss on marketable securities	—	—	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	—	—	42,562	—	—	42,562
Issuance of common stock upon exercise of stock options, net of unvested portion	—	—	305,863	—	1,626	—	—	1,626
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	6,072,000	6	119,678	—	—	119,684
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	(18,524,904)	(283,854)	24,844,349	25	283,829	—	—	283,854
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,173	—	—	4,173
Vesting of early exercised stock options	—	—	183,487	—	1,089	—	—	1,089
Shares issued for common stock warrant exercise	—	—	279,851	—	—	—	—	—
Shares issued for preferred stock warrant exercise	55,987	—	—	—	1,428	—	—	1,428
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	582,254	1	12,809	—	(12,810)	—
Net loss	—	—	—	—	—	—	(91,205)	(91,205)
Balance as of December 31, 2017	—	$—	38,121,951	$38	$551,986	$(112)	$(497,376)	$54,536
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities
Net loss	$(27,260)	$(74,774)	$(91,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	8,712	16,834	42,596
Depreciation	1,788	3,610	6,068
Amortization of discount on debt and interest income	651	694	(127)
Revaluation of warrant liabilities	5,621	(1,104)	727
Allowance for doubtful accounts	(346)	—	—
Changes in operating assets and liabilities
Accounts receivable	(6,533)	(15,469)	(20,734)
Inventory	(55)	(450)	(2,719)
Deferred cost of revenue	2,492	(154)	257
Prepaid expenses and other current assets	(1,017)	(4,878)	(320)
Other assets	(212)	(1,767)	(535)
Accounts payable	29	596	1,734
Accrued compensation	819	4,134	8,072
Accrued expenses	2,201	3,145	(889)
Customer deposits	(712)	(1,100)	290
Deferred revenue	17,003	25,455	53,844
Severance pay, net	23	164	170
Other liabilities	193	6,773	36
Net cash provided by (used in) operating activities	3,397	(38,291)	(2,735)
Cash flows from investing activities
Purchases of property and equipment	(2,757)	(22,006)	(4,517)
Purchases of marketable securities	—	(23,983)	(123,032)
Proceeds from maturities of marketable securities	—	12,000	—
Proceeds from sales of marketable securities	—	11,979	—
Change in restricted cash	(3,308)	(189)	(136)
Net cash used in investing activities	(6,065)	(22,199)	(127,685)
Cash flows from financing activities
Net borrowings of notes payable	—	29,977	—
Repayments of notes payable	(172)	(20,130)	(7,500)
Payment of accrued success fees	—	—	(350)
Net proceeds from issuance of redeemable convertible preferred stock	75,340	2,399	—
Proceeds from issuance of redeemable convertible preferred stock upon exercise of warrants	90	—	—
Proceeds from exercise of stock options	11,784	1,071	1,626
Repurchase of unvested common stock	(149)	—	—
Payments of deferred offering costs	—	(8)	(4,245)

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	124,233
Net cash provided by financing activities	86,893	13,309	113,764
Net change in cash and cash equivalents for period	84,225	(47,181)	(16,656)
Cash and cash equivalents at beginning of period	42,621	126,846	79,665
Cash and cash equivalents at end of period	$126,846	$79,665	$63,009
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$310	$1,012	$1,634
Cash paid for interest	$2,011	$2,014	$819
Noncash disclosure of investing and financing activities:
Change in liability for early exercise of stock options, net of vested portion	$(2,203)	$1,075	$1,089
Costs related to issuance of redeemable convertible preferred stock in accrued expenses	$1,542	$—	$—
Leasehold improvements paid by lessor	$238	$338	$—
Purchases of property and equipment recorded in accounts payable and accrued expenses	$107	$547	$448
Deferred offering costs included in accrued expenses	$—	$1,435	$296
Unrealized loss on marketable securities	$—	$—	$112
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	$—	$—	$4,173
Cashless exercise of preferred stock warrants	$—	$—	$1,428
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company sells its products, maintenance, and professional services to end-customers through distributors and resellers, who are supported by the Company’s sales and marketing organization, and to a lesser extent directly to end-customers.
Initial Public Offering
On October 31, 2017, the Company closed its initial public offering (“IPO”), in which it issued and sold 6,072,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price per share to the public was $22.00. The Company received aggregate proceeds of $124.2 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.5 million. Upon the closing of the IPO, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted into 25,370,616 shares of common stock.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s consolidated financial statements include the results of ForeScout Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the allocation of revenue in multiple element arrangements, sales return reserve, accruals, stock-based compensation including the fair value of common stock, redeemable convertible preferred stock warrant liabilities, and provision for income taxes, including related reserves. Actual results could differ materially from those estimates.
Reverse Stock Split
On October 16, 2017, the Company amended its amended and restated certificate of incorporation to effect a two-to-one reverse stock split of its common stock and convertible preferred stock (the “Reverse Stock Split”). Upon the filing of the amended and restated certificate of incorporation in the state of Delaware, (i) each two shares of outstanding convertible preferred stock and each two shares of outstanding common stock were exchanged and combined into one share of convertible preferred stock and one share of common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock and issuable upon vesting under each restricted stock unit was proportionately reduced on a two-to-one basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a two-to-one basis; (iv) the number of shares of convertible preferred stock issuable under outstanding warrants was proportionally reduced on a two-to-one basis and the exercise price of such warrants was proportionally increased on a two-to-

one basis; and (v) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made on a two-to-one basis. Accordingly, all share and per share information presented in the consolidated financial statements herein, and notes thereto, have been retroactively adjusted to reflect the Reverse Stock Split.
Segment information
The chief operating decision maker (“CODM”) is the Chief Executive Officer who reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable by the CODM for operations, operating results and planning for levels or components below the consolidated level. The Company operates in one segment.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, severance pay deposits, and restricted cash. The Company maintains all of its cash and cash equivalents in interest-bearing bank accounts and money market accounts. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and exposed to minimal credit risk. Deposits held with banks generally exceed the amount of insurance provided on such deposits.
Accounts receivable are primarily derived from the Company’s customers, including distributors and resellers representing various geographical locations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, and, if necessary, an allowance for doubtful accounts is maintained for estimated potential credit losses. As of December 31, 2016 and 2017, four customers represented 20%, 17%, 16%, and 12% of total accounts receivable, and two customers represented 32% and 17% of total accounts receivable, respectively. For the year ended December 31, 2015, three customers represented 14%, 11%, and 10% of the Company’s total revenue. For the year ended December 31, 2016, three customers represented 24%, 14%, and 13% of the Company’s total revenue. For the year ended December 31, 2017, three customers represented 30%, 21%, and 17% of the Company’s total revenue.
The Company purchases its hardware appliances from one contract manufacturer that assembles all of its products.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenue and expenses have been remeasured using the average exchange rates in effect during each period. Foreign currency remeasurement gains and losses are recorded in other expense, net. The Company recognized net foreign currency remeasurement losses of $0.4 million, $0.9 million, and $0.1 million, respectively, for the years ended December 31, 2015, 2016 and 2017.
Cash and Cash Equivalents
The Company considers all highly liquid investments held at financial institutions with original maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Marketable Securities
The Company’s marketable securities consist primarily of commercial paper, corporate debt securities, and U.S. government agency securities. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of other income (expense), net on our consolidated statements of operations. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income (loss).

The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives, as well as the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities in the Consolidated Balance Sheets.
Marketable securities are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of the marketable securities on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. As of December 31, 2017, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.
Restricted Cash
As of December 31, 2016 and 2017, the Company had restricted cash of $0.2 million, and $0.2 million recorded as prepaid expenses and other current assets, respectively, and $4.0 million, and $4.1 million recorded as non-current restricted cash, respectively. Restricted cash primarily consists of letters of credit issued as security deposits required for facility leases.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company assesses its trade accounts receivable for doubtful accounts based on the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, to determine whether a specific allowance is appropriate. Accounts receivable that are deemed uncollectible are charged against the allowance for doubtful accounts. Based on management’s assessment of its trade accounts receivable, the Company did not record an allowance for doubtful accounts as of December 31, 2016 and 2017.
Inventory
Inventory primarily consists of finished goods hardware appliances and is stated at the lower of cost or market determined using the specific identification method. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. There were no material inventory write-downs for the years ended December 31, 2015, 2016, and 2017.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Demonstration units are not resold after use and are depreciated over the estimated useful life of three years or less. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Impairment of Long-Lived Assets
Management reviews long-lived assets for events and changes in circumstances that may indicate that carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or circumstances occur, recoverability of these assets is measured by a comparison of the carrying value to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value. To date, the Company has not recorded any significant impairment to its long-lived assets.

Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in its IPO, including direct incremental legal, consulting, accounting fees, and other IPO-related costs. Upon completion of the Company’s IPO, these deferred offering costs were reclassified to stockholders’ deficit and offset against the proceeds of the offering. As of December 31, 2016, deferred offering costs of $1.4 million were included within other assets on the consolidated balance sheets. Total deferred offering costs recognized through the completion of the IPO and reclassified to stockholders' deficit and offset against the IPO proceeds were $4.5 million.
Product Warranty
The Company provides a standard 90 day warranty on its hardware and software products. The Company also offers its customers post-contract support (“PCS”), which includes a warranty of between one to five-years on hardware. The Company will also provide its customers software releases or updates during the PCS term. The Company accrues for estimated standard warranty costs for those customers that do not purchase PCS at the time of product shipment. These potential warranty claims are accrued as a component of product cost of revenue based on historical experience and other data, which is reviewed periodically for adequacy. Warranty costs associated with PCS are expensed as incurred. To date, the Company has not incurred nor accrued any significant costs associated with product warranty.
Contract Manufacturer Liabilities
Manufacturing, repair, and supply chain management operations are outsourced to a third party contract manufacturer. These costs are a significant portion of product cost of revenue. Although the Company is contractually obligated to purchase manufactured products, the Company generally does not own the manufactured products as product title transfers from the contract manufacturer to the Company and immediately to the customer upon shipment. The contract manufacturer assembles the Company’s products using design specifications, quality assurance programs, and standards that the Company establishes. Components are procured and assembled based on the Company’s demand forecasts. These forecasts represent management’s best estimates of future demand for the products based upon historical trends and analysis from sales and operations functions as adjusted for overall market conditions. The Company accrues for costs for contractual manufacturing commitments in excess of its forecasted demand, including costs incurred for excess components or for the carrying costs incurred by the contract manufacturer. To date, the Company has not accrued any significant contract manufacturer liabilities.
Redeemable Convertible Preferred and Common Stock Warrant Liabilities
Upon completion of the Company's IPO in October 2017, there were no freestanding warrants to purchase shares of convertible preferred stock. As such, no preferred stock warrant liability remained outstanding after the IPO. Before the Company's IPO, freestanding warrants related to shares that are redeemable or contingently redeemable were classified as a liability in the Company’s consolidated balance sheet. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized in the consolidated statements of operations. The Company adjusted the redeemable convertible preferred stock warrant liability to the estimated fair value of the warrants until either the exercise or the completion of the Company’s IPO, at which time the redeemable convertible preferred stock issuable upon exercise of the warrants became warrants to purchase common stock and the related liability was reclassified to additional paid-in capital in stockholders' equity (deficit).
At December 31, 2016, common stock warrants to purchase 233,023 shares of the Company’s common stock at a weighted-average exercise price of $6.62 per share were outstanding. During the year ended December 31, 2017, 149,786 common stock warrants of the 233,023 common stock warrants were exercised. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value at the time exercise was $25.28, which resulted in 111,147 shares being issued by the Company. As of December 31, 2017, 83,237 common stock warrants remained outstanding and exercisable.
Severance Pay Deposits and Accrued Severance Pay Liability
The Company records a severance pay asset and liability on its consolidated balance sheets related to its employees located in Israel. Under Israeli law and labor agreements, the Company is required to make severance and pension payments to retired or dismissed employees and to employees leaving employment in certain other circumstances.

Liabilities for severance pay are calculated pursuant to Israeli severance pay law using the most recent monthly salary for the employees, multiplied by the number of years of employment, and are included in accrued severance pay liability in the Company’s balance sheets. The Company’s liability at each respective balance sheet date for its Israeli employees is fully accrued in the accompanying consolidated financial statements. The severance liability is funded through monthly deposits to the employee’s pension and management insurance carriers. The fair value of this deposit is recorded in severance pay deposits in the Company’s consolidated balance sheets.
Revenue Recognition
The Company derives its revenue from sales of products and associated maintenance and professional services. The Company’s CounterACT and Enterprise Manager products are sold as hardware appliances embedded with the Company’s software, or Physical Appliances, or as software only, or Virtual Appliances. The Company also recently started offering, in limited quantities to a small number of large enterprises, CounterACT and Enterprise Manager together as a software only license (“Enterprise License Software”). The Company’s Enterprise License Software is either sold with separate hardware or without hardware, depending on the end-customer’s selection. The Company’s portfolio of Extended Modules are sold as software add-ons to CounterACT and Enterprise Manager. The Company accounts for the sale of Physical Appliances, and Enterprise License Software sold with separate hardware (“Hardware Products”) pursuant to Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements. The Company accounts for the sale of Virtual Appliances, Enterprise License Software sold without hardware, and Extended Modules as software deliverables (“Software Products”) pursuant to FASB, ASC Topic 985-605, Software Revenue Recognition. All of the Company’s products are sold with a perpetual license.
The Company recognizes revenue when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. The Company relies upon binding sales agreements and/or purchase orders to provide evidence of an arrangement.

•	Delivery has Occurred. The Company uses shipping documents and/or electronic transmissions to evidence delivery of products.

•	The Fee is Fixed or Determinable. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. The Company evaluates collectability based on credit analysis and payment history.
Payments from the Company’s distributors and resellers are not contingent on the distributors’ and resellers’ success in sales to end-customers. The Company’s distributors and resellers do not stock hardware appliances and have no stock rotation rights.
Most of the Company’s sales, other than renewals of support and maintenance, are multiple element arrangements with a combination of Physical Appliances, Virtual Appliances, Extended Modules, Enterprise License Software and hardware sold separately, support and maintenance and professional services. For multiple element arrangements, the arrangement consideration is allocated to software deliverables as a group and non-software deliverables as a second group based on a relative selling price hierarchy. The relative selling price hierarchy is based on: (i) vendor-specific objective evidence of fair value (“VSOE”) if available, (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available.
Hardware Product revenue is recognized at the time of delivery, provided that all other revenue recognition criteria have been met. Software Product revenue is recognized at the time of delivery if VSOE is established for all undelivered related items. If VSOE does not exist for one or more undelivered items, revenue from the software portion of the arrangement is deferred until the delivery of all items has begun and is then recognized ratably over the remaining related support and maintenance service period. Support and maintenance revenue is generally recognized ratably over the contractual service period, which is typically one to three years, but can be up to five years. Professional services revenue is generally recognized as the services are rendered.

For Hardware Products, the Company determined that VSOE and TPE cannot be established. As a result, the Company uses BESP to determine the relative selling price at which a transaction would take place if the hardware product was sold on a stand-alone basis. For Hardware Product related maintenance and professional services, the Company uses either VSOE or BESP when VSOE and TPE cannot be established. In determining the BESP for a product or service, the Company considers historical data including, but not limited to, product family, pricing practices, standalone sales, the nature and size of the customer, contractually stated prices, and geographical region. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
In multiple-element arrangements that include software, revenue is allocated to each separate unit of accounting for the non-software deliverables, as well as the software deliverables as a group, using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable separately using the residual method based on the fair value of each of the undelivered deliverables, using VSOE. The Company typically determines VSOE based on its normal pricing and discounting practices for the specific service when sold separately. The Company establishes VSOE on software related support and maintenance using the bell-shaped curve approach. Under this approach, the Company concludes that VSOE exists if a substantial majority of recent stand-alone renewal transactions are priced within a narrow range. For Enterprise License Software, the Company established VSOE on support and maintenance prior to the occurrence of actual renewals, based on management’s ability to establish support and maintenance renewal rates. The Company ensures that such established VSOE is supported by contractually stated renewal rates. Beginning on January 1, 2016, the Company has established VSOE for professional services, and support and maintenance on Software Products, except Extended Modules.
Revenue is reported net of sales taxes. Sales commissions and other incremental costs to acquire contracts are expensed to sales and marketing expense as incurred.
Deferred Revenue and Deferred Cost of Revenue
After receipt of a customer order, any amounts billed in excess of revenue recognized are recorded as deferred revenue. Deferred revenue consists of amounts that have been invoiced but that have not been recognized as revenue. Deferred revenue that is expected to be recognized within the succeeding 12 month period is recorded as current deferred revenue and the remaining amount is recorded as non-current deferred revenue.
Deferred cost of revenue includes direct and incremental costs related to product sales provided for contracts under which revenue has been deferred as the earnings process has not been completed. Deferred cost of revenue that is expected to be realized within the succeeding 12 month period is recorded as current deferred cost of revenue and the remaining amount is recorded as non-current other assets.
Customer Deposits
As of December 31, 2016 and 2017, the Company had customer deposits of $0.7 million, and $1.0 million, respectively. Customer deposits represents amounts received from customers in advance for future orders of goods or services.
Software Development Costs
Software development costs are not capitalized as the software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all software development costs are expensed as incurred and included in research and development expense in the accompanying consolidated statements of operations.
Advertising Costs
Advertising costs include costs incurred on print, broadcast, and online advertising. Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. The Company recognized advertising expenses of $7,000, $291,000, and $430,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

Stock-Based Compensation
Stock-based compensation for employees is measured based on the grant date fair value of the award and is expensed over the requisite service period, which is generally the vesting period. The Company accounts for stock-based compensation to non-employees using the fair value approach. Equity awards to non-employees are subject to remeasurement at each reporting period over their vesting terms. The fair value of option awards is determined on the date of grant using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the option award on the grant date is affected by the Company’s estimated fair value of the underlying common stock, as well as assumptions relating to subjective variables. These variables include the expected term of the award, the expected volatility of the common stock price, the risk-free interest rate, and the expected dividend yield of common stock.
The fair value of restricted stock units (“RSUs”) is determined on the date of grant using the Company’s estimated fair value of the underlying common stock.
Prior to January 1, 2017, for awards with a service condition only, the Company recognized stock-based compensation expense over the service period on a straight-line basis, net of forfeitures. For awards with both a service and performance condition, stock-based compensation expense is recognized over the service period using an accelerated attribution method once the performance conditions become probable. Beginning January 1, 2017 with the adoption of ASU 2016-09, the Company elected to recognize forfeitures as they occur, and no longer estimates a forfeiture rate when calculating the stock-based compensation for equity awards. Stock-based compensation for the years ended December 31, 2015 and 2016 was calculated using an estimated forfeiture rate based on an analysis of the Company’s actual historical forfeitures.
Income Taxes
Deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the Company’s (1) financial statement carrying amounts and their respective tax bases and (2) operating loss and tax credit carryforwards. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion. Due to the Company’s lack of earnings history, the U.S. net deferred tax assets have been fully offset by a valuation allowance.
The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood to be realized upon settlement.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations, when and if incurred.
On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Act”) into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a mandatory repatriation tax on earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method,”) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (“modified retrospective method”). The Company will adopt the new standard using the full retrospective method effective January 1, 2018.

To date, the Company has evaluated the impacts of adoption of the new standard on its accounting policies, processes, and system requirements and has assigned internal resources, in addition to the engagement of third party service providers, to assist in the evaluation. The most significant impact relates to the accounting for Software Products as VSOE for support and maintenance on Software Products prior to January 1, 2016 was not established, and recorded all Software Product related revenue ratably over the contractually committed support and maintenance period. Under the new standard the requirement to have VSOE for undelivered elements is eliminated and an entity may be required to recognize Software Product revenue at the time of delivery, and any related professional services revenue as services are provided to the customers. The Company expects revenue allocated from future deliverables (primarily support and maintenance) to Physical Appliances to be recognized upon delivery under the new guidance when the standalone selling price is different from the contract price. Currently, such differences are recognized over the contractual support and maintenance period. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a deferred charge on our balance sheets. The Company currently expenses all sales commissions and other incremental costs to acquire contracts as incurred.
The Company estimates the impacts to the following account balances after the adoption of Topic 606. Adoption of the standard will result in:

•
A net increase in revenue for the years ended December 31, 2016 and 2017, respectively, due to the changes in accounting for Software Products revenue recognition and for revenue allocated from future deliverables to Physical Appliances;

•	A decrease in sales and marketing expense for the years ended December 31, 2016 and 2017, respectively, due to a change in the accounting for commissions;

•	A decrease in loss from operations for the years ended December 31, 2016 and 2017, respectively, due to the changes above related to sales and marketing expense and revenue;

•	An increase of deferred commissions as of December 31, 2016 and 2017, respectively, driven by the change in the accounting for commissions;

•	A reduction of deferred revenue as of December 31, 2016 and 2017, respectively, driven primarily by the upfront recognition of Software Products revenue.
In July 2015, the FASB issued ASU No. 2015-11 (Topic 330), Simplifying the Measurement of Inventory. The guidance simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied prospectively. The Company adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The new guidance requires lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash. The new standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied retrospectively. The Company will adopt this standard on January 1, 2018.
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
The accounting guidance for fair value measurements requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance also establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:

•	Level 1—Observable inputs that reflect quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs that reflect quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3—Inputs that are generally unobservable and are supported by little or no market activity, and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets and liabilities according to the fair value hierarchy (in thousands):

	December 31, 2016			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents:
Cash	$42,499	$—	$—	$24,526	$—	$—
Money market accounts	37,166	—	—	38,483	—	—
Total cash and cash equivalents	79,665	—	—	63,009	—	—
Marketable securities:
Commercial paper	—	—	—	—	40,610	—
Corporate debt securities	—	—	—	—	58,948	—
U.S. government securities	—	—	—	—	23,826	—
Total marketable securities	—	—	—	—	123,384	—
Restricted cash	4,212	—	—	4,348	—	—
Total financial assets	$83,877	$—	$—	$67,357	$123,384	$—

Financial Liabilities
Warrant liabilities	$—	$—	$4,874	$—	$—	$—
The following table presents the summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Level 3
Balance as of December 31, 2015	$5,978
Revaluation of warrant liabilities	(1,104)
Balance as of December 31, 2016	4,874
Revaluation of warrant liabilities	727
Reclassification of preferred stock warrants to common stock warrants upon IPO	(4,173)
Exercise of preferred stock warrants	(1,428)
Balance as of December 31, 2017	$—
Note 3. Marketable Securities
The following table summarizes the unrealized losses and fair value of the Company’s marketable securities as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$40,610	$—	$40,610
Corporate debt securities	59,031	(83)	58,948
U.S. government securities	23,855	(29)	23,826
Total marketable securities	$123,496	$(112)	$123,384
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2017, by the contractual maturity date (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$83,419	$83,374
Due between one and five years	40,077	40,010
Total	$123,496	$123,384
For individual marketable securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$58,581	$(83)	$—	$—	$58,581	$(83)
U.S. government securities	23,771	(29)	—	—	23,771	(29)
Total	$82,352	$(112)	$—	$—	$82,352	$(112)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairments for these marketable securities at December 31, 2017.

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2017
Leasehold improvements	$18,158	$18,617
Computer, equipment and software	7,246	9,835
Furniture and fixtures	3,609	3,577
Demonstration units	1,824	2,528
Construction in progress	111	14
Total property and equipment	30,948	34,571
Less: accumulated depreciation	(6,412)	(11,311)
Total property and equipment, net	$24,536	$23,260
Depreciation expense related to property and equipment for the years ended December 31, 2015, 2016, and 2017 was approximately $1.8 million, $3.6 million and $6.1 million, respectively.
Note 5. Commitments and Contingencies
Leases
The Company leases office space under various non-cancelable operating leases, which expire through the year ending October 31, 2026.
The facility lease agreements include rent holidays and generally provide for rental payments on a graduated basis. The agreements also generally provide for options to renew, which could increase future minimum lease payments if exercised. Lease renewals are not included in the lease term unless the renewals are reasonably assured at lease inception. Rent expense is recognized on a straight-line basis over the lease term. The Company records the difference between cash rent payments and the recognition of rent expense as deferred rent in the consolidated balance sheets.
In October 2015, the Company entered into an 11 year lease agreement for corporate office space in San Jose, California. This lease allows for one five-year option to extend the lease term. This option to extend was not assumed in the determination of the lease term as the extension is not reasonably assured at the inception of the lease. This lease contains an incentive for tenant improvements, in addition to a one year rent holiday and escalating rent payments. Consistent with the Company’s other operating leases, rent expense begins on the date legal right to use and control the leased space occurs. As of December 31, 2017, approximately $15.7 million has been incurred related to the build-out of the Company’s new headquarters and included in leasehold improvements. This lease contains an incentive for tenant improvements of up to $4.8 million, of which the entire $4.8 million was approved and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

As of December 31, 2017, the future minimum lease payments by fiscal year under non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2018	$6,100
2019	4,882
2020	3,255
2021	3,356
2022	3,460
2023 and thereafter	14,254
Total	$35,307
Rent expense was approximately $2.4 million, $5.3 million, and $5.6 million for the years ended December 31, 2015, 2016, 2017, respectively.
Contract Manufacturer Commitments
As of December 31, 2017, the Company had contract manufacturer commitments of $6.0 million to purchase components and products from the Company’s third party contract manufacturer. The contract manufacturer commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales.
Purchase Obligations
As of December 31, 2017, the Company had purchase obligations of $2.6 million primarily related to non-cancelable license obligations for software licenses.
Litigation
The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the range of the possible loss is disclosed.
On October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company infringe U.S. Patent Nos. 8,234,705 and 9,516,048 and is seeking compensatory damages and attorneys’ fees. The Company believed it had meritorious defenses and intended to vigorously defend the claims against the Company. Subsequently, on February 1, 2018, NST filed a notice of voluntary dismissal without prejudice to dismiss ForeScout from the complaint.
Indemnification
The Company enters into indemnification provisions in its standard sales contracts with its customers in which it agrees to defend its channel partners and end-customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and the responsibility to pay judgments entered on such claims. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.
Note 6. Debt Agreements
On December 1, 2016, the entire loan balance of $20.1 million provided under a loan and security agreement entered into in October 2012, as amended, and a loan and security agreement entered into in December 2013 were paid in full, and the loan and security agreements entered into in October 2012 and December 2013 were terminated.

On December 22, 2016, the Company amended its amended and restated loan and security agreement, which was originally entered into in May 2009 (the “Amended and Restated 2009 Loan and Security Agreement”) to increase the maximum amount of credit available for borrowing under the revolving line of credit to 80% of qualified accounts receivable up to $40.0 million. Additionally, the Company borrowed $30.0 million under the Amended and Restated 2009 Loan and Security Agreement, which carries a maturity date of December 2020. The combined outstanding balances of the revolving line of credit and the term loan cannot exceed $40.0 million. The agreement is subject to the Company maintaining an adjusted quick ratio of 1.25. The agreement requires equal monthly installments of principal of $625,000 and monthly interest payments at a fixed interest rate per annum of 3.25%. Concurrent with the final monthly installment payment on the maturity date, the Company is required to pay an additional payment of $825,000.
The amortization expense related to the total discount of the Company’s debt for the years ended December 31, 2015, 2016, and 2017 was $0.7 million, $0.7 million, and $0.3 million, respectively.
As of December 31, 2016 and 2017, there was no outstanding balance under the revolving line of credit. The following table presents the carrying value of the Company’s notes payable (in thousands):

	December 31,
	2016	2017
Principal amount of notes payable	$30,825	$23,325
Unamortized debt discount	(838)	(501)
Net carrying amount of notes payable	29,987	22,824
Less current portion	(7,163)	(7,245)
Non-current portion of notes payable	$22,824	$15,579
The Amended and Restated 2009 Loan and Security Agreement provides certain financial-related covenants, among others, relating to delivery of audited financial statements to the lenders. The Company was in compliance with respect to all financial-related covenants under its loan agreements as of December 31, 2016 and 2017.
Note 7. Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock consists of the following as of December 31, 2016 and as of immediately prior to the automatic conversion of redeemable convertible preferred stock into common stock (in thousands, except share amounts):

	December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Original Issuance	Carrying Value
Series A Preferred	14,742	14,736	$1,327	$1,327	$5,777
Series B Preferred	63,339	63,329	12,288	12,288	32,693
Series C Preferred	47,137	47,132	9,899	9,899	24,539
Series D and D-1 Preferred	7,537,780	7,537,753	16,063	16,063	70,904
Series E Preferred	3,627,391	3,627,381	8,102	8,102	34,306
Series E-1 Preferred	626,195	333,333	2,000	2,000	3,524
Series E-2 Preferred	257,756	257,756	1,933	1,933	5,171
Series F Preferred	3,242,963	3,242,957	30,000	30,000	29,201
Series G Preferred	3,344,544	3,344,540	79,379	79,379	77,739
Total	18,761,847	18,468,917	$160,991	$160,991	$283,854

Upon the closing of the IPO, all shares of the Company's then-outstanding redeemable convertible preferred stock automatically converted into 25,370,616 shares of common stock, including 582,254 additional shares issuable upon conversion of our Series G redeemable convertible preferred stock based on the initial public offering price of $22.00 per share.
Note 8. Preferred and Common Stock Warrants
Redeemable Convertible Preferred Stock Warrants
The redeemable convertible preferred stock warrants outstanding prior to the IPO were as follows:

	Issuance Date	Exercisable Date	Expiration Date	Shares	Exercise Price Per Share
Series E-1 warrants	10/24/2012	10/24/2012	10/24/2019	292,862	$6.00

Concurrent with the closing of the IPO, all shares of outstanding convertible preferred stock warrants were either exercised or converted to common stock warrants. In connection with the conversion of the preferred stock warrants, the Company re-measured the preferred stock warrant liability as of the date of conversion and recorded an increase of $0.3 million to other income (expense), net. The Company also reclassified approximately $4.2 million from preferred stock warrant liability to additional paid-in capital for the estimated fair value of the warrant on the date of conversion. Additionally, the Company recorded $0.1 million to other income (expense), net upon the exercise of preferred stock warrants.
All of the above warrants were exercised as of December 31, 2017. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value at the time of exercise was $25.12, which resulted in 224,691 shares being issued by the Company.
Prior to the IPO, the fair values of Series E-1 redeemable convertible preferred stock warrants were estimated using an option pricing method (“OPM”). The OPM uses option theory to value the various classes of a company’s securities in light of their respective claims to the enterprise value. Total stockholders’ equity value is allocated to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. The Black-Scholes closed form option pricing model is employed in this analysis. The inputs to the model include the fair value of Series E-1 redeemable convertible preferred stock, the expected term that the warrants may be outstanding, expected price volatility, risk-free interest rate, and expected dividend yield. The expected term is an estimate of the time to a liquidity event. The expected volatility is based on the historical stock volatilities of the Company’s peer group for a period commensurate with the expected term of the warrant. The risk-free interest rate used is based on the yield available on U.S. Treasury zero-coupon issues with a maturity equivalent with that of the term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
The following table summarizes the assumptions used to determine the fair value of the Company’s redeemable convertible preferred stock warrants as of December 31, 2016:

December 31, 2016
Fair value of Series E-1 redeemable convertible preferred stock	$20.46
Risk-free interest rate	0.7%
Expected term	0.8
Expected volatility	61%
Dividend yield	—%

Common Stock Warrants
In September 2014, in connection with the issuance of the Series F redeemable convertible preferred stock, the Company issued warrants to the Series F redeemable convertible preferred stockholders to purchase common stock that vest only in the event the Company completes an IPO below a stated per share threshold of $17.00. Based on the initial public offering price of $22.00 per share, the Common Stock Warrants terminated upon the closing of this offering
At December 31, 2016, common stock warrants to purchase 233,023 shares of our common stock at a weighted-average exercise price of $6.62 per share were outstanding. During the year ended December 31, 2017, 149,786 common stock warrants were exercised. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value at the time exercise was $25.28, which resulted in 111,147 shares being issued by the Company. As of December 31, 2017, 83,237 common stock warrants remained outstanding and exercisable.
Note 9. Common Stock Reserved for Issuance
As of December 31, 2017, common stock reserved, on an as-if converted basis for issuance are as follows:

Shares
Reserved for future issuance under equity award plans	3,732,143
Common stock options outstanding	9,313,633
Restricted stock units outstanding	4,216,001
Common stock warrants outstanding	83,237
Total common stock reserved for issuance	17,345,014
Note 10. Equity Award Plans
Stock Option and Incentive Plan
The 2000 Stock Option and Incentive Plan (the “2000 Plan”) allows for the issuance of stock options and RSUs to employees, non-employees and directors. The Plan provides for incentive stock options to be granted to employees at an exercise price at least equal to 100% of the fair value at the grant date as determined by the Company’s Board of Directors. If a stock-based award is issued to an executive officer that owns more than 10% of the Company’s outstanding common stock, the exercise price will be 110% of the fair market value. The Plan also provides for nonqualified stock options to be issued to employees, non-employees and directors. Options granted generally have a maximum term of 10 years from grant date, allow for early exercise unless otherwise designated by the Board of Directors at the time of grant. Stock options and RSUs generally vest over a four-year period.
In October 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock units, performance shares, and performance awards. A total of 3,800,000 shares of the Company’s common stock are reserved for future issuance pursuant to the 2017 Plan. In addition, shares subject to outstanding awards granted under the 2000 Plan, that are canceled, expire, or otherwise terminate without having been exercised in full and shares previously issued under the 2000 Plan that are forfeited to the Company, tendered to or withheld by the Company for the payment of an award’s exercise price or for tax withholding, or repurchased by the Company, may be added to the 2017 Plan (provided that the maximum number of shares that may be added to the Company’s 2017 Plan pursuant to the provision in this sentence is 12,500,000 shares). The number of shares available for future issuance under the Company’s 2017 Plan also includes automatic annual increases on the first day of the Company’s fiscal year beginning with 2018, equal to the lesser of: 3,800,000 shares; 5% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or such lower number of shares as determined by the administrator of the 2017 Plan.

The Company had an early exercise liability of approximately $2.3 million and $1.2 million as at December 31, 2016, and 2017, respectively. Including early exercises, the Company has 6,184,187 and 38,266,450 shares of legally outstanding common stock as at December 31, 2016, and 2017, respectively.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “ESPP”).
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 800,000 shares of the Company’s common stock are available for sale under the ESPP. The number of shares available for issuance under the Company’s ESPP will also include an automatic, annual increase on the first day of each fiscal year of the Company beginning in 2018, equal to the lesser of: 800,000 shares; 1% of the total number of shares of the Company’s common stock outstanding on the last day of the Company’s immediately preceding fiscal year; or such lower number of shares as determined by the Administrator. The Company’s ESPP provides for consecutive, six-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 20 and November 20 of each year, except for the first offering period which began following the closing of the IPO, and will end on the first trading day on May 18, 2018. Participants may purchase the Company’s common stock through payroll deductions, of up to a maximum of 15% of their eligible compensation. Participation will end automatically upon termination of employment with the Company. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date.
As of December 31, 2017, no shares of common stock were purchased under the ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of December 31, 2017, total unrecognized compensation cost related to the ESPP was $1.1 million, which will be amortized over a period of 0.4 years.
Stock Option Activity
The following table summarizes option activity under the Plan and related information (in thousands, except share, per share and contractual life amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	833,319	8,352,659	$7.72	8.4	$93,575
Additional shares authorized	2,030,000	—	—
Options granted	(2,319,385)	2,319,385	$17.42
Restricted stock units granted	(1,042,000)	—	—
Options forfeited	653,434	(653,434)	$10.10
Options exercised	—	(431,095)	$2.53
Balance—December 31, 2016	155,368	9,587,515	$10.13	8.0	$61,865
Additional shares authorized	5,926,134	—	—
Options granted	(549,236)	549,236	$20.05
Restricted stock units granted	(2,354,793)	—	—
Restricted stock units forfeited	37,415	—	—
Options forfeited	517,255	(517,255)	$14.58
Options exercised	—	(305,863)	$5.32
Balance—December 31, 2017	3,732,143	9,313,633	$10.63	7.2	$198,012
Options vested and expected to vest—December 31, 2017		9,313,633	$10.63	7.2	$198,012
Options vested and exercisable—December 31, 2017		5,675,785	$8.40	6.5	$133,316
The weighted-average fair value per share for all options granted was $5.82, $8.24, and $9.79 for the years ended December 31, 2015, 2016, and 2017, respectively. The aggregate intrinsic value of employee options exercised was $10.0 million, $6.0 million, and $4.4 million for the years ended December 31, 2015, 2016, and 2017, respectively. The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of the outstanding options.
As of December 31, 2017, total unrecognized compensation cost related to unvested options was $25.8 million, net of estimated forfeitures, which was expected to be amortized over a weighted-average period of approximately 2.1 years.
Restricted Stock Unit (“RSU”) Activity
The following table summarizes RSU activity under the Plan and related information (in thousands, except share, per share and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	1,069,526	$9.06	2.7	$20,235
RSUs granted	1,042,000	$19.44
RSUs vested	(212,903)	$8.39
Balance—December 31, 2016	1,898,623	$14.83	1.7	$30,720
RSUs granted	2,354,793	$25.20
RSUs forfeited	(37,415)	$20.44
Balance—December 31, 2017	4,216,001	$20.57	1.7	$134,448
RSUs vested and expected to vest—December 31, 2017	4,216,001	$20.57	1.7	$134,448
As of December 31, 2017, total unrecognized compensation cost related to unvested RSUs was $67.2 million, which was expected to be amortized over a weighted-average period of approximately 2.2 years.
Stock-Based Compensation
Stock-based compensation expense for both employees and non-employees included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Cost of revenue:
Product	$16	$30	$103
Maintenance and professional services	391	1,123	2,291
Research and development	1,101	2,311	6,213
Sales and marketing	2,245	8,084	14,451
General and administrative	4,959	5,286	19,538
Total	$8,712	$16,834	$42,596
Certain employees and advisors have been granted stock options with vesting subject to a future liquidity event. Upon the liquidity event, these stock options became fully exercisable, and all of the associated stock-based compensation expense was recognized. The Company granted RSUs to participants that included both a service-based vesting condition and a performance-based vesting condition. The awards generally vest annually over four years, but were subject to a liquidity event prior to any of the shares vesting. Further, in the case of a liquidity event that is an IPO, participants must provide services through 181 days post-IPO before any of the “accrued” time-based shares can vest. Since these options and awards were tied to a liquidity event, and in accordance with the accounting guidance, the liquidity event was not deemed probable until occurrence, the Company did not record any expense for these grants until the completion of the Company’s IPO. Upon the closing of the Company’s IPO on October 31, 2017, the Company recognized stock-based compensation expense of approximately $21.2 million related to these performance-based stock options and RSUs.
During the year ended December 31, 2016, the Company entered into separation agreements with three employees which resulted in the acceleration of the vesting for stock options. As a result of the modification, the Company recorded stock-based compensation expense of $2.3 million to sales and marketing expense.
During the year ended December 31, 2017, the Company amended its Chief Executive Officer's (“CEO”) employment agreement to provide for accelerated vesting of all of the CEO’s equity awards upon his termination due to death or disability while executing his employment duties. As a result of this modification to the CEO’s vesting terms, the Company expects to record an incremental $7.6 million in stock-based compensation expense over the service period beginning in October 2017

(following the completion of the Company’s IPO), $6.5 million of which was recorded by the Company during the three months ended December 31, 2017.
Determining the Fair Value of Stock Options
The fair value of stock option awards granted to employees and to be purchased under ESPP are estimated using the Black-Scholes option-pricing model. The key assumptions within the model are described as follows:
Fair Value of Common Stock
Prior to the Company’s IPO, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of its common stock. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of redeemable convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions.
Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the NASDAQ Global Select Market on the date of grant.
Risk-Free Interest Rate
The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option on the date of grant.
Expected Term
The expected term represents the period that stock-based awards are expected to be outstanding. The expected term is calculated using the simplified method for stock options issued at-the-money. For stock options that have been issued out-of-the-money, the expected term was determined by calculating the midpoint of the simplified method and the contractual life of the option of 10 years, as neither historical experience nor other relevant data was available to estimate the future exercise behavior of out-of-the money stock options. The Company uses the remaining contractual life as the expected term for non-employee awards.
Volatility
The expected volatility is based on the average historic price volatility for the Company’s publicly traded industry peers based on daily price observations over a period equivalent to the expected term of stock-based awards. The historical volatility data of a peer group is used as there is insufficient trading history for the Company’s common stock.
Dividend Yield
The Company has never paid dividends and at present, does not expect to pay dividends in the foreseeable future.
The assumptions used to determine the grant date fair value of employee stock options and ESPP purchase rights for the periods presented are as follows:

	Year Ended December 31,
	2015	2016	2017
Employee Stock Options
Fair value of common stock	$8.32 – $18.92	$15.78 – $21.56	$16.73 – $31.16
Risk-free interest rate	0.0% – 2.0%	1.2% – 2.1%	1.9% – 2.2%
Expected term (in years)	0.1 – 6.2	6.0 – 8.1	6.0 – 6.1
Volatility	24% – 50%	47% – 51%	46% – 49%
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Fair value of common stock	$—	$—	$6.86
Risk-free interest rate	—%	—%	1.4%
Expected term (in years)	0	0	0.52
Volatility	—%	—%	29.9%
Dividend yield	—%	—%	—%

Note 11. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2017
Domestic	$(76,105)	$(92,777)
Foreign	2,581	3,411
Total	$(73,524)	$(89,366)
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2017
Current
Federal	$4	$17
State	66	50
Foreign	1,273	1,788
Total current	1,343	1,855

Deferred
Foreign	(95)	(16)
Total deferred	$(95)	$(16)

Total	$1,248	$1,839
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax effects of net operating loss and credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2017
Deferred tax assets:
Federal and state net operating losses	$50,312	$43,410
Research/other credits	862	1,060
Non-deductible and accrued expenses	5,932	4,485
Deferred revenue	12,590	10,438
Stock options	3,400	9,507
Other	1,003	609
Gross deferred tax assets	74,099	69,509
Valuation allowance	(73,939)	(69,320)
Net deferred tax assets	160	189

Deferred tax liabilities:
Property and equipment	—	(13)
Net deferred tax liabilities	—	(13)

Total	$160	$176
 Reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2016	2017
Tax at federal statutory rate	$(24,998)	$(30,385)
State, net of federal benefit	61	60
Stock options	3,225	4,097
Non-deductible warrant expenses	(365)	272
Tax Reform federal rate change	—	36,460
Change in valuation allowance	22,385	(10,512)
Other	940	1,847
Total	$1,248	$1,839
On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Act”) into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a mandatory repatriation tax on earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the change in the U.S. tax rate, the Company’s deferred tax assets and liabilities were remeasured, resulting in a detriment of $36.5 million, which was fully offset by a corresponding change in valuation allowance.
The Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company had a provisional $6.9 million of undistributed foreign E&P subject to repatriation, however, no tax liability was recognized as of the calendar year end because the deemed repatriation is expected to be fully offset by net operating losses.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings for Federal purposes. The Company is in the process of gathering sufficient information to calculate the tax impact for state purposes and has, therefore, not recorded any liability or utilization of state tax attributes. However, the state tax impact of the mandatory repatriation is not expected to be material. The ultimate impact of the mandatory repatriation may differ from the provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, or additional regulatory guidance that may be issued. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
The Company is still in the process of analyzing other provisions (Global Intangible Low-Taxed Income (“GILTI”), base erosion anti-abuse tax (“BEAT”), etc.) of this legislation which may impact the Company’s effective tax rate in future years.
For the years ended December 31, 2016 and 2017, the Company recorded a tax provision of $1.3 million and $1.8 million, respectively, representing effective tax rate of (1.7)% and (2.1)% for the years ended December 31, 2016 and 2017, respectively. The key components of the income tax provision primarily consist of foreign income taxes, income tax reserves, and U.S. state minimum taxes. The difference in the effective tax rate for the years ended December 31, 2016 and 2017 is primarily due to change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit.
A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. The valuation allowance increased by $25.0 million and decreased by $4.6 million for the years ended December 31, 2016 and 2017, respectively.
As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $180.1 million, which begin to expire in 2021 if not utilized. The Company also has California net operating loss carryforwards of approximately $22.0 million, which begin to expire in 2028 if not utilized. The Company also has other state net operating loss carryforwards of approximately $76.6 million, which begin to expire in 2018 if not utilized. The Company has federal and California research and development credit carryforwards of $0.7 million and $0.5 million, respectively. The federal research and development credits will begin to expire in 2035, if not utilized. California research and development credits can be carried forward indefinitely. The Company has an immaterial amount of foreign tax credits.
Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards before utilization. The Company performed an ownership change analysis from inception to the balance sheet date of December 31, 2017 and $2.8 million of net operating loss carryforwards were written off due to the limitation.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2017, U.S. income taxes have been provided for on the cumulative total of $6.9 million of undistributed earnings from its foreign subsidiaries. Any earnings if distributed by the foreign subsidiary would not result in any liability since they would be offset by net operating losses.
Uncertain Tax Positions
For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. As a result of the implementation of these provisions, the Company did not recognize any adjustments to retained earnings for uncertain tax positions.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2016	2017
Unrecognized tax benefits at the beginning of the period	$254	$1,050
Additions for tax positions taken in prior years	185	248
Additions for tax positions taken in current year	611	845
Settlements with taxing authorities	—	(416)
Unrecognized tax benefits at the end of the period	$1,050	$1,727
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2016, and 2017, the Company did not recognize any significant accrued interest and penalties related to uncertain tax positions.
As of December 31, 2016, the Company had $0.4 million of uncertain tax positions relating to a statutory income tax audit which was settled and paid during the six months ended June 30, 2017. The Company does not expect any settlements in the next 12 months.
The Company is subject to federal income tax as well as income tax in multiple state and foreign jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination for United States federal tax returns, and fiscal year 2016 remains subject to examination for Israel. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.
Note 12. Net Loss per Share
Net loss per share of common stock is computed using the two-class method required for participating securities based on their participation rights. All series of redeemable convertible preferred stock are participating securities as the holders are entitled to participate in common stock dividends with common stock on an as converted basis.
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2016	2017
Net loss	$(27,260)	$(74,774)	$(91,205)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(27,260)	$(74,774)	$(104,015)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	4,121,852	5,609,187	11,405,356
Net loss per share attributable to common stockholders, basic and diluted	$(6.61)	$(13.33)	$(9.12)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share.

	Year Ended December 31,
	2015	2016	2017
Options to purchase common stock	8,351,589	9,587,572	9,313,633
Unvested early exercised common shares	474,148	329,957	146,468
Unvested restricted stock units	1,069,524	1,898,621	4,216,001
Shares estimated under ESPP	—	—	220,721
Warrants to purchase common stock	233,023	233,023	83,237
Redeemable convertible preferred stock	24,620,991	24,788,362	—
Warrants to purchase redeemable convertible preferred stock	292,862	292,862	—

Note 13. Employee Benefit Plans
Israeli labor laws and agreements require the Company’s Israeli subsidiary to make severance payments to retired or dismissed Israeli employees, as well as to employees leaving employment under certain other circumstances. The Company’s severance obligations to employees are measured based upon length of service and latest monthly salary amount. The Company has recorded a non-current liability of $2.0 million and $2.6 million as of December 31, 2016 and 2017, respectively, for the estimated amount of accrued severance benefits. The deposits are held with a severance pay fund in order to fund the obligation, which totaled $1.7 million and $2.1 million as of December 31, 2016 and 2017, respectively, and are recorded as a non-current asset in the accompanying consolidated balance sheets.
A 401(k) tax-deferred savings plan (the “401(k) Plan”) was established that covers substantially all of the Company’s U.S. employees. The 401(k) plan permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company provided for a match of 50% of the first 6% of an eligible employee’s compensation contributed, up to a maximum matching dollar amount of $2,000 for a year. Matching contributions under the 401(k) Plan are 100% vested when made. Pre-tax 401(k) and post-tax Roth 401(k) contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions are not taxable to the employees until distributed from the 401(k) Plan, and post-tax contributions are not exempt from taxes at the time of contribution but the earnings accumulated are tax-free and are not taxable upon distribution. All contributions are deductible by the Company when made. The Company’s contributions to the 401(k) Plan were $0.5 million, $1.0 million, and $1.1 million for the years ended December 31, 2015, 2016, and 2017, respectively.
Note 14. Segment Information
The Company’s business is conducted globally. The Company’s chief operating decision maker is the Chief Executive Officer who reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. There is one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, there is a single reporting segment and operating unit structure.

Revenue by geographic area is attributed based on the billing address of the customer and is as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenue:
Americas
United States	$99,519	$133,615	$162,479
Other Americas	3,865	4,949	6,176
Total Americas	103,384	138,564	168,655
Europe, Middle East, and Africa (“EMEA”)	15,023	18,918	36,300
Asia Pacific and Japan (“APJ”)	7,552	9,359	15,916
Total revenue	$125,959	$166,841	$220,871
Long-lived assets, net by geographic area are attributed based on legal entity structure and are as follows (in thousands):

	December 31,
	2016	2017
Long-lived assets, net:
United States	$21,141	$18,989
Israel	3,051	3,453
Other	344	818
Total long-lived assets, net	$24,536	$23,260
Note 15. Related Party Transactions
One member of the Company’s board of directors previously served as an executive of a company that is also one of the Company’s customers and vendors (“Company A”). Another member of the Company’s board of directors is currently serving as Chairman of the Board of Directors of Company A. The Company maintains several on-going commercial relationships with Company A.
For the years ended December 31, 2015, 2016, and 2017 as part of the on-going commercial relationships with this company, the Company made payments of approximately $77,000, $591,000, and $157,000, respectively, to this company. For the years ended December 31, 2015, 2016, and 2017, the Company sold products, maintenance, and professional services and received payments from this company of approximately $496,000, $294,000, and $1,000, respectively.
Also, one member of the Company’s board of directors is currently serving on the board of directors of another of the Company’s vendors (“Company B”). The Company maintains an on-going commercial relationship with this Company B.
For the years ended December 31, 2016, and 2017 as part of the on-going commercial relationships with Company B, the Company made payments of approximately $0.2 million, and $0.3 million, respectively to Company B. The Company did not make any payments to Company B for the year ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act, or JOBS Act, for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-220767	3.1	October 16, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	S-1/A	333-220767	3.3	October 16, 2017
4.1*	Specimen common stock certificate of the Registrant.	S-1/A	333-220767	4.1	October 16, 2017
4.2*	Special Stockholder Voting Agreement and Irrevocably Proxy by and among the Registrant, certain stockholders listed therein and Michael DeCesare, dated September 13, 2017.	S-1	333-220767	4.2	October 2, 2017
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-220767	10.1	October 2, 2017
10.2*+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220767	10.3	October 16, 2017
10.3*+	2017 Employee Stock Purchase Plan.	S-1/A	333-220767	10.4	October 16, 2017
10.4*+	2000 Stock Option and Incentive Plan, as amended, and form of agreements thereunder.	S-1	333-220767	10.5	October 2, 2017
10.5*	Lease Agreement, by and between the Registrant and CF Tasman SV LLC, dated as of October 16, 2015.	S-1	333-220767	10.6	October 2, 2017
10.6*	Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated October 24, 2012.	S-1	333-220767	10.7	October 2, 2017
10.7*	Warrant to Purchase Stock issued by the Registrant to Gold Hill Capital 2008, LP, dated October 24, 2012.	S-1	333-220767	10.8	October 2, 2017
10.8*	Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated December 27, 2013.	S-1	333-220767	10.9	October 2, 2017
10.9*	Warrant to Purchase Stock issued by the Registrant to Westriver Mezzanine Loans, LLC, dated December 27, 2013.	S-1	333-220767	10.10	October 2, 2017
10.10*	Warrant to Purchase Stock issued by the Registrant to Gold Hill Capital 2008, LP, dated December 27, 2013.	S-1	333-220767	10.11	October 2, 2017
10.11*	Customer Products Agreement between the Registrant and Arrow Electronics, Inc., dated March 7, 2007	S-1	333-220767	10.13	October 2, 2017
10.12+*	Amended and Restated Employment Agreement between the Registrant and Michael DeCesare, dated May 18, 2016, as amended.	S-1	333-220767	10.14	October 2, 2017
10.13+*	Employment Agreement between the Registrant and Antonio Pedro Abreu, dated March 17, 2017.	S-1	333-220767	10.15	October 2, 2017
10.14+*	Employment Agreement between the Registrant and Christopher Harms, dated March 17, 2017.	S-1	333-220767	10.16	October 2, 2017
10.15+*	Employment Agreement between the Registrant and Darren J. Milliken, dated July 8, 2017.	S-1	333-220767	10.17	October 2, 2017

10.16*	Amended and Restated Investors’ Rights Agreement, dated November 25, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-220767	10.18	October 2, 2017
10.17+*	Summary of 2016 Bonus Plan.	S-1	333-220767	10.20	October 2, 2017
10.18+	Summary of 2017 Bonus Plan.					X
10.19+*	Outside Director Compensation Policy	S-1	333-220767	10.21	October 2, 2017
10.20+*	Executive Bonus Compensation Plan	S-1/A	333-220767	10.22	October 16, 2017
10.21	Master Integration Agreement between the Registrant and Arrow Intelligent Systems Group operating under Arrow Electronics, Inc., dated November 3, 2017.					X
21.1*	List of subsidiaries of the Registrant.	S-1	333-220767	21.1	October 2, 2017
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Previously filed.
**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ForeScout Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

FORESCOUT TECHNOLOGIES, INC.
By:	/s/ Michael DeCesare
Michael DeCesare
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mike DeCesare and Christopher Harms, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael DeCesare	Chief Executive Officer, President & Director (Principal Executive Officer)
MICHAEL DECESARE
/s/ Christopher Harms	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
CHRISTOPHER HARMS
/s/ Yehezkel Yeshurun	Co-Founder and Chairman of the Board of Directors
YEHEZKEL YESHURUN
/s/ David G. DeWalt	Vice Chairman of the Board of Directors
DAVID G. DEWALT
/s/ James Beer	Director
JAMES BEER
/s/ T. Kent Elliott	Director
T. KENT ELLIOTT
/s/ Theresia Gouw	Director
THERESIA GOUW
/s/ Mark Jensen	Director
MARK JENSEN
/s/ Rami Kalish	Director
RAMI KALISH
/s/ Enrique Salem	Director
ENRIQUE SALEM