Form 10-Q
period 2018-03-31
FORESCOUT TECHNOLOGIES, INC
filed 2018-05-11
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 40,180,616.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products, and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our investment in our sales force and our expectations concerning the productivity and efficiency of our expanding sales force as our sales representatives become more seasoned;

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

•
the impact on our revenue, gross margin, and profitability of future investments in the enhancement of ForeScout CounterACT®, ForeScout Enterprise Manager, and ForeScout Extended Modules and expansion of our sales and marketing programs;

•	the impact of the Tax Cuts and Jobs Act on our business;

•	sufficiency of our existing liquidity sources to meet our cash needs; and

•	our potential use of foreign exchange forward contracts to hedge our foreign currency risk and our general use of our foreign currency.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$82,356	$63,009
Marketable securities	140,663	123,384
Accounts receivable	54,780	64,686
Inventory	136	3,660
Deferred commission - current	10,928	10,957
Prepaid expenses and other current assets	10,992	9,213
Total current assets	299,855	274,909
Deferred commission - non-current	21,413	21,795
Property and equipment, net	23,918	23,260
Severance pay deposits	2,158	2,118
Restricted cash - non-current	4,144	4,146
Other assets	2,135	2,490
Total assets	$353,623	$328,718

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,744	$7,348
Accrued compensation	21,814	25,358
Accrued expenses	9,057	10,023
Customer deposits	974	1,008
Deferred revenue - current	102,273	79,631
Notes payable - current	7,266	7,245
Total current liabilities	143,128	130,613
Deferred revenue - non-current	66,918	55,228
Notes payable - non-current	13,754	15,579
Accrued severance pay liability	2,780	2,617
Other liabilities	9,991	9,190
Total liabilities	236,571	213,227

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
39,214,251 and 38,121,951 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	39	38
Additional paid-in capital	581,988	551,986
Accumulated other comprehensive loss	(358)	(112)
Accumulated deficit	(464,617)	(436,421)
Total stockholders’ equity	117,052	115,491
Total liabilities and stockholders' equity	$353,623	$328,718

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Revenue:
Product	$29,780	$20,308
Maintenance and professional services	29,917	21,868
Total revenue	59,697	42,176
Cost of revenue:
Product	7,136	4,092
Maintenance and professional services	9,350	8,431
Total cost of revenue	16,486	12,523
Total gross profit	43,211	29,653
Operating expenses:
Research and development	14,687	10,947
Sales and marketing	42,279	35,045
General and administrative	13,732	9,215
Total operating expenses	70,698	55,207
Loss from operations	(27,487)	(25,554)
Interest expense	(243)	(345)
Other income (expense), net	662	(144)
Revaluation of warrant liabilities	—	(392)
Loss before income taxes	(27,068)	(26,435)
Income tax provision	1,128	635
Net loss	$(28,196)	$(27,070)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(4.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,312,835	5,923,858

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Net loss	$(28,196)	$(27,070)
Other comprehensive loss, net of tax:
Change in unrealized gains on marketable securities	(246)	—
Comprehensive loss	$(28,442)	$(27,070)

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net loss	$(28,196)	$(27,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	13,590	4,218
Depreciation	1,607	1,381
Revaluation of warrant liabilities	—	392
Other	(148)	90
Changes in operating assets and liabilities:
Accounts receivable	9,906	27,961
Inventory	3,524	495
Deferred commission	411	382
Prepaid expenses and other current assets	(1,779)	(1,791)
Other assets	253	232
Accounts payable	(5,355)	(4,172)
Accrued compensation	(3,544)	(2,034)
Accrued expenses	(1,255)	(1,412)
Customer deposits	(34)	11,524
Deferred revenue	34,332	2,501
Severance pay, net	123	179
Other liabilities	1,019	(107)
Net cash provided by operating activities	24,454	12,769
Cash flows from investing activities:
Purchases of property and equipment	(2,313)	(1,237)
Purchases of marketable securities	(26,304)	—
Proceeds from maturities of marketable securities	9,000	—
Net cash used in investing activities	(19,617)	(1,237)
Cash flows from financing activities:
Repayments of notes payable	(1,875)	(1,874)
Proceeds from exercise of stock options	3,627	122
Repurchase of unvested common stock	(5)	—
Payments of deferred offering costs	(1,057)	(1,479)
Proceeds from public offerings, net	13,818	—
Net cash provided by (used in) financing activities	14,508	(3,231)
Net change in cash, cash equivalents, and restricted cash for period	19,345	8,301
Cash, cash equivalents, and restricted cash at beginning of period	67,357	83,877
Cash, cash equivalents, and restricted cash at end of period	$86,702	$92,178

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$82,356	$87,855
Restricted cash included in prepaid expenses and other current assets	202	201
Restricted cash	4,144	4,122
Total cash, cash equivalents, and restricted cash	$86,702	$92,178

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Company and Background
ForeScout Technologies, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations in April 2000. The Company provides an agentless approach to network security that discovers and classifies IP-based devices in real time as the devices connect to the network and continuously monitors and assesses the devices' security posture. The Company's agentless approach supports heterogeneous wired and wireless networks, as well as both virtual and cloud infrastructures, while scaling to meet the needs of globally distributed organizations. The Company offers its solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. ForeScout CounterACT provides visibility and policy-based mitigation of security issues while ForeScout Extended Modules expand ForeScout CounterACT’s see and control capabilities by sharing contextual device data with third-party systems and by automating policy enforcement across those disparate systems.
The Company sells its products, maintenance and professional services to end-customers through distributors and resellers, who are supported by the Company’s sales and marketing organization, and to a lesser extent directly to end-customers.
Follow-On Offering
On March 23, 2018, the Company closed its follow-on offering (the “Offering”), in which it issued and sold 500,000 shares of common stock. Further, an additional 4,572,650 shares of its common stock held by certain stockholders were sold, inclusive of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The price to the public was $29.00 per share. The Company received aggregate proceeds of $16.4 million from the Offering, net of underwriters’ discounts and commissions of $0.7 million and inclusive of approximately $2.6 million received by the Company in connection with the exercise by certain selling stockholders of options to purchase an aggregate of 425,436 shares of common stock that were sold in the Offering. The Company incurred offering costs of approximately $1.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the Offering.
The Company issued and sold shares in the Offering primarily to satisfy a portion of the anticipated tax withholding and remittance obligations related to the initial settlement of outstanding restricted stock units for its executive officers. The Company expects to use the remaining proceeds for general corporate purposes, including headcount expansion, working capital, sales and marketing activities, product development, general and administrative matters, and capital expenditures.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2017. The Company's condensed consolidated financial statements include the results of ForeScout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s quarterly results, except for changes associated with the recent accounting standard for revenue recognition, as detailed in Note 2. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the allocation of revenue in multiple performance obligation contracts, sales return reserve, accruals, stock-based compensation, and provision for income taxes including related reserves. Actual results could differ materially from those estimates.
Summary of Significant Accounting Policies
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), as discussed in detail in Note 2. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606, as indicated by the "as adjusted" footnote to certain tables.
Except for the impact of the adoption of ASC 606, there have been no changes to the Company's significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, that have had a material impact on the Company's condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented. Refer to Note 2 for the details of any impacts to previously reported results.
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash. The new standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied retrospectively. The Company adopted this standard effective January 1, 2018 and as a result of adopting this standard, the Company no longer includes the changes in its restricted cash in net cash used in investing activities. The Company's restricted cash primarily consists of letters of credit issued as security deposits required for facility leases.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The new guidance requires lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently evaluating the timing and impact of the adoption of this standard on its condensed consolidated financial statements.
Note 2. Revenue, Deferred Revenue and Deferred Commissions
The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented to be consistent with the standard. The most significant impact to revenue recognized related to the accounting for the sale of ForeScout Extended Modules and to a lesser extent the sale of ForeScout CounterACT. ForeScout’s software products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliances, and CounterACT Enterprise Manager Virtual Appliance ("Software Products"). ForeScout’s hardware products include hardware that is sold separately that is used with ForeScout CounterACT, CounterACT Appliance which are hardware appliances that are embedded with ForeScout CounterACT, and CounterACT Enterprise Manager Appliance (“Hardware Products”).

Under previously reported GAAP, the Company established Vendor Specific Objective Evidence (“VSOE”) for professional services, and support and maintenance on Software Products, except Extended Modules, beginning January 1, 2016. Under previously reported GAAP, Software Product related revenue was recognized ratably over the contractually committed support and maintenance period when VSOE was not established. Professional services sold in conjunction with such Software Products were also recognized ratably over the contractually committed support and maintenance period. Under ASC 606, the requirement to have VSOE for undelivered elements is eliminated and the Company now generally recognizes Software Product revenue at the time of delivery, and any related professional services revenue as services are provided to the customers. Further, revenue allocated from future deliverables (primarily support and maintenance) to Hardware Products is now recognized upon delivery under ASC 606 when the standalone selling price is different from the contract price. Under previously reported GAAP, such differences were recognized over the contractual support and maintenance period. Additionally, ASC 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and the amortization of these costs over the contract period or estimated customer life, which resulted in the recognition of a deferred charge on the Company's condensed consolidated balance sheets. Under previously reported GAAP, the Company expensed all sales commissions and other incremental costs to acquire contracts as they were incurred.
Impacts on Financial Statements
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable	$65,428	$(742)	$64,686
Deferred commission - current	$—	$10,957	$10,957
Prepaid expenses and other current assets	$8,655	$558	$9,213
Deferred commission - non-current	$—	$21,795	$21,795
Other assets	$2,002	$488	$2,490
Liabilities and stockholders' equity (deficit)
Deferred revenue - current	$98,027	$(18,396)	$79,631
Deferred revenue - non-current	$64,731	$(9,503)	$55,228
Accumulated deficit	$(497,376)	$60,955	$(436,421)

Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	March 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$22,105	$(1,797)	$20,308
Maintenance and professional services	$22,248	$(380)	$21,868
Cost of revenue:
Product	$4,411	$(319)	$4,092
Operating expenses:
Sales and marketing	$34,454	$591	$35,045
Loss from operations	$(23,105)	$(2,449)	$(25,554)
Net loss	$(24,621)	$(2,449)	$(27,070)
Net loss per share attributable to common stockholders, basic and diluted	$(4.16)	$(0.41)	$(4.57)
Unaudited revenue by geographic area based on the billing address of the customer, which reflects the adoption of ASC 606, is as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Americas
United States	$34,337	$(889)	$33,448
Other Americas	1,322	(123)	1,199
Total Americas	35,659	(1,012)	34,647
Europe, Middle East, and Africa (“EMEA”)	6,063	(848)	5,215
Asia Pacific and Japan (“APJ”)	2,631	(317)	2,314
Total revenue	$44,353	$(2,177)	$42,176

The adoption of ASC 606 impacted certain line items in the cash flows from operating activities as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(24,621)	$(2,449)	$(27,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commission	$—	$382	$382
Prepaid expenses and other current assets	$(1,519)	$(272)	$(1,791)
Other assets	$69	$163	$232
Deferred revenue	$325	$2,176	$2,501

For each significant customer, both of which are distributors, accounts receivable as a percentage of total accounts receivable, which reflects the adoption of ASC 606, is as follows:

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Customers
Customer A	32%	1%	33%
Customer B	17%	—%	17%

Revenue Recognition
The Company derives its revenue from sales of products and associated maintenance and professional services. The Company offers its solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. The Company’s portfolio of Extended Modules are sold as software add-ons to ForeScout CounterACT. ForeScout’s software products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliances, and CounterACT Enterprise Manager Virtual Appliance. ForeScout’s hardware products include hardware that is sold separately that is used with ForeScout CounterACT, CounterACT Appliance, which are hardware appliances that are embedded with ForeScout CounterACT, and CounterACT Enterprise Manager Appliance. All of the Company’s products are sold with a perpetual license.
Following the adoption of ASC 606, the Company determines revenue recognition through the following steps, which are described in more detail below:

•
Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. The Company’s payment terms typically range between 30 to 90 days.

•
Identification of the performance obligation(s) in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct, and are distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

•
Determination of the transaction price—The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. In determining the transaction price, the Company considers uncertainties such as historical rates of product returns and/or concessions.

•
Allocation of the transaction price to the performance obligation(s) in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, a performance obligation is satisfied—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.
The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.
Product Revenue
Product revenue consists of sales of ForeScout CounterACT, which are sold as Software Products and Hardware Products, and ForeScout Extended Modules, and are recognized at the time of transfer of control, which is generally upon shipment, provided that all other revenue recognition criteria have been met.
Support and Maintenance Revenue
The majority of the products are sold with a support and maintenance contract. Support and maintenance contracts are generally offered as renewable, fixed fee contracts where payments are typically due in advance and generally have a term of one or three years, but can be up to five years. Support and maintenance revenue is recognized ratably over the term of the support and maintenance contract and any unearned support and maintenance revenue is included in deferred revenue.
Professional Services Revenue
Professional services revenue is derived primarily from customer fees for optional installation of the Company's products or training. Generally, the Company recognizes revenue for professional services as the services are performed.
Contract Costs
The Company capitalizes contract origination costs that are incremental and recoverable costs of obtaining a contract with a customer. The Company expects that sales commissions and associated payroll taxes and third-party referral fees related to customer contracts are both incremental and recoverable. The contract origination costs are capitalized and amortized to sales and marketing expense when the related performance obligations are met. Incremental contract origination costs relating to products are expensed as the related products are delivered. Incremental contract origination costs relating to support and maintenance contracts are capitalized and amortized over either the contractual performance period or on a straight-line basis over the average customer life of five years, depending on whether the costs relate to a specific support and maintenance contract or the customer relationship. The Company determines its average customer life by taking into consideration its customer contracts, technology, and other factors. Capitalized costs are periodically reviewed for impairment.
Capitalized contract costs were $33.3 million and $33.8 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, amortization expense for the contract costs was $4.2 million, and there was no impairment loss in relation to the costs capitalized. For the three months ended March 31, 2017, amortization expense for the contract costs was $3.2 million, and there was no impairment loss in relation to the costs capitalized.
Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for products or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. The Company has no material contract assets. A receivable will be recorded on the condensed consolidated balance sheets when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer products or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under cancelable contracts and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Significant changes in contract liabilities during the period are as follows (in thousands):

Contract Liabilities
January 1, 2018	$135,866
Additions	94,133
Revenue recognized	(59,834)
March 31, 2018	$170,165
During the three months ended March 31, 2018, the Company recognized $27.6 million pertaining to amounts deferred as of December 31, 2017. During the three months ended March 31, 2017, the Company recognized $17.5 million pertaining to amounts deferred as of December 31, 2016.
Contract modifications entered into during the three months ended March 31, 2018 did not have a significant impact on the Company’s contract assets or contract liabilities.
Performance Obligations
The majority of the contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue, certain customer deposits, and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $176.1 million as of March 31, 2018, of which the Company expects to recognize approximately 61% of the revenue over the next 12 months and the remainder thereafter.
Practical Expedients
The Company does not disclose the value of consideration associated with unsatisfied or partially unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it will have the right to invoice for services performed.
The Company also reflects the aggregate effect of all modifications to a contract that occurred before the earliest period presented instead of retrospectively restating contracts for all previous contract modifications.
Disaggregation of Revenue
The Company generates revenue from the sale of Software Products, Hardware Products, support and maintenance, and professional services. All revenue recognized in the condensed consolidated statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance (in thousands):

	Three Months Ended March 31,
Revenue:	2018	2017
Software products	$15,802	$6,748
Hardware products	13,978	13,560
Support and maintenance	26,359	18,876
Professional services	3,558	2,992
Total revenue	$59,697	$42,176
Note 3. Fair Value Measurements
Financial assets are recorded at fair value on the consolidated balance sheets and are categorized based upon the level of judgment associated with inputs used to measure their fair value.
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
There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy (in thousands):

	March 31, 2018			December 31, 2017
Financial Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$60,739	$—	$—	$24,526	$—	$—
Money market accounts	21,617	—	—	38,483	—	—
Total cash and cash equivalents	82,356	—	—	63,009	—	—
Marketable securities:
Commercial paper	—	54,144	—	—	40,610	—
Corporate debt securities	—	62,706	—	—	58,948	—
U.S. government securities	—	23,813	—	—	23,826	—
Total marketable securities	—	140,663	—	—	123,384	—
Restricted cash (current and non-current)	4,346	—	—	4,348	—	—
Total financial assets	$86,702	$140,663	$—	$67,357	$123,384	$—
Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$54,144	$—	$—	$54,144	$40,610	$—	$—	$40,610
Corporate debt securities	63,008	—	(302)	62,706	59,031	—	(83)	58,948
U.S. government securities	23,869	—	(56)	23,813	23,855	—	(29)	23,826
Total marketable securities	$141,021	$—	$(358)	$140,663	$123,496	$—	$(112)	$123,384
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of March 31, 2018 and December 31, 2017 by the contractual maturity date (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$122,397	$122,163	$83,419	$83,374
Due between one and five years	18,624	18,500	40,077	40,010
Total	$141,021	$140,663	$123,496	$123,384
For individual marketable securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following tables (in thousands):

	March 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$62,239	$(302)	$—	$—	$62,239	$(302)
U.S. government securities	23,800	(56)	—	—	23,800	(56)
Total	$86,039	$(358)	$—	$—	$86,039	$(358)

	December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$58,581	$(83)	$—	$—	$58,581	$(83)
U.S. government securities	23,771	(29)	—	—	23,771	(29)
Total	$82,352	$(112)	$—	$—	$82,352	$(112)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities at March 31, 2018 or December 31, 2017.
Note 5. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense for both employees and non-employees included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue:
Product	$53	$21
Maintenance and professional services	773	325
Research and development	2,347	800
Sales and marketing	6,180	1,657
General and administrative	4,237	1,415
Total	$13,590	$4,218

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “Plans"), and related information (in thousands, except share, per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	9,313,633	$10.63	7.2	$198,012
Options granted	43,525	$30.81
Options exercised	(567,189)	$6.39
Options forfeited	(126,678)	$16.11
Balance—March 31, 2018	8,663,291	$10.93	6.9	$186,364
Options vested and exercisable—March 31, 2018	5,578,396	$8.90	6.3	$131,327
As of March 31, 2018, the total unrecognized compensation cost related to unvested options was $22.5 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

	Three Months Ended March 31,
	2018	2017
Fair value of common stock	$29.92 – $30.97	$16.73 – $17.78
Risk-free interest rate	2.4% – 2.8%	2.0% – 2.1%
Expected term (in years)	6.1	6.0 – 6.1
Volatility	48%	49%
Dividend yield	—%	—%

Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under the Plans, and related information (in thousands, except share, per share, and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4,216,001	$20.57	1.7	$134,448
RSUs granted	938,388	$30.59
RSUs forfeited	(26,236)	$23.24
Balance—March 31, 2018	5,128,153	$22.39	1.6	$166,357
As of March 31, 2018, the total unrecognized compensation cost related to unvested RSUs was $86.4 million, which is expected to be amortized over a weighted-average period of approximately 2.3 years.

Note 6. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three months ended March 31, 2018 and 2017, the Company recorded a tax provision of $1.1 million and $0.6 million, respectively, representing an effective tax rate of (4.2)% and (2.4)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. As compared to the same period last year, the difference in the effective tax rate is primarily due to a change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
In connection with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017, the Company recorded a provisional amount related to the re-measurement of deferred tax assets from 34% to 21% of $36.5 million, offset by valuation allowance in its income tax expense for the year ended December 31, 2017. The effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018 did not reflect any adjustment to the provisional amounts previously recorded. The Company will continue to assess the effects of the Tax Act and expects to complete its analysis within the measurement period.
In addition, the Tax Act provides for new international rules for Global Intangible Low-Tax Income ("GILTI"), Base Erosion Anti-Abuse Tax ("BEAT"), and Foreign Derived Intangible Income ("FDII"), which are effective for tax years beginning after December 31, 2017. BEAT and FDII are not expected to be applicable to the Company in the current year and the income inclusion associated with GILTI is expected to be fully offset by losses generated in the current year.
Note 7. Net Loss Per Share
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017 *As Adjusted

Net loss attributable to common stockholders	$(28,196)	$(27,070)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,312,835	5,923,858
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(4.57)
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share:

	As of March 31,
	2018	2017
Options to purchase common stock	8,663,291	9,530,252
Unvested early exercised common shares	120,862	295,114
Unvested restricted stock units	5,128,153	1,899,621
Shares estimated under Employee Stock Purchase Plan	217,931	—
Warrants to purchase common stock	83,237	233,023
Redeemable convertible preferred stock	—	24,789,525
Warrants to purchase redeemable convertible preferred stock	—	292,862
Note 8. Segment Information
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
Revenue by geographic area is attributed based on the billing address of the customer and is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Revenue:
Americas
United States	$45,164	$33,448
Other Americas	2,053	1,199
Total Americas	47,217	34,647
Europe, Middle East, and Africa (“EMEA”)	8,519	5,215
Asia Pacific and Japan (“APJ”)	3,961	2,314
Total revenue	$59,697	$42,176
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

Long-lived assets, net by geographic area are attributed based on legal entity structure and are as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Long-lived assets, net:
United States	$19,456	$18,989
Israel	4,287	3,453
Other	175	818
Total long-lived assets, net	$23,918	$23,260

Note 9. Subsequent Events
On April 25, 2018 (the “Settlement Date”), an aggregate of 892,996 shares underlying the RSUs held by the Company's directors and then-current employees vested and settled. Substantially all of the RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which is the effective date of the registration statement for the Company's initial public offering ("IPO"), and was satisfied on the Settlement Date. For the Company's executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of the Company's common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by the Company’s non-executive employees, subject to tax withholding obligations, the Company sold 55,904 shares on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See section titled “Special Note Regarding Forward-Looking Statements.”

Unless expressly indicated or the context requires otherwise, the terms “ForeScout,” “we,” “us,” and “our” in this document refer to ForeScout Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.
Overview
We generate revenue from sales of products and associated maintenance and professional services. We offer our solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. Our portfolio of Extended Modules are sold as software add-ons to ForeScout CounterACT. Our software products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliance and CounterACT Enterprise Manager Virtual Appliances. Our hardware products include hardware that is sold separately that is used with ForeScout CounterACT, CounterACT Appliance (hardware appliances that are embedded with ForeScout CounterACT), and CounterACT Enterprise Manager Appliance. All of our products are sold with a perpetual license. End-customers typically purchase maintenance and professional services when they purchase one or more of our products. Our support and maintenance contracts typically have a one-year or three-year term. We offer a portfolio of professional services and extended support contract options to assist with additional deployment and ongoing advanced technical support. We market and sell our products, maintenance, and professional services through a direct touch, channel-fulfilled model. Our direct sales force is responsible for cultivating relationships and selling solutions to enterprise and government accounts globally. We leverage the global breadth and reach of our channel ecosystem, including value-added resellers and distributors, to fulfill orders and sell to our mid-market end-customers.
Our ForeScout CounterACT and ForeScout Extended Modules are priced based on the number of devices licensed to be managed in increments of 100 devices. Within our ForeScout CounterACT product group, our portfolio of CounterACT Appliances and CounterACT Virtual Appliances are priced based on the number of devices licensed to be managed. Our largest CounterACT Appliances and CounterACT Virtual Appliances are licensed to manage up to 10,000 devices, while our smallest CounterACT Appliances and CounterACT Virtual Appliances are licensed to manage up to 100 devices. Our Hardware Products that are sold separately and used with ForeScout CounterACT can manage up to 20,000 devices. Our CounterACT Enterprise Manager Appliance and CounterACT Enterprise Manager Virtual Appliances (“Enterprise Manager”) are priced based on the number of CounterACT Appliances and CounterACT Virtual Appliances (“Appliances”) managed, respectively. Our high-end Enterprise Managers are licensed to manage up to 200 Appliances, while our low-end Enterprise Managers are licensed to manage up to five Appliances.
First Quarter 2018 Financial Highlights
As of March 31, 2018, we have sold to over 2,800 end-customers in 80 countries, including 19% of the Global 2000, since our inception. For each of the three months ended March 31, 2018 and 2017, we sold to 6% of the Global 2000. Our end-customers represent a broad range of industries, including government, financial services, healthcare, technology, manufacturing, services, entertainment, energy, retail, and education.
We have experienced rapid growth in recent periods. For the three months ended March 31, 2018 and 2017, our revenue was $59.7 million and $42.2 million, respectively, representing period-over-period growth of 42%.

•
Product revenue was $29.8 million for the three months ended March 31, 2018, an increase of 47% from the three months ended March 31, 2017. Maintenance and professional services revenue was $29.9 million for the three months ended March 31, 2018, an increase of 37% from the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, gross profit was $43.2 million, or 72% of total revenue, compared to gross profit of $29.7 million, or 70% of total revenue, in the three months ended March 31, 2017.

•
For the three months ended March 31, 2018, operating loss was $27.5 million, or 46% of total revenue, compared to an operating loss of $25.6 million, or 61% of total revenue, in the three months ended March 31, 2017.

•	For the three months ended March 31, 2018, net loss was $28.2 million compared to a net loss of $27.1 million in the three months ended March 31, 2017.

•
Net cash provided by operating activities was $24.5 million for the three months ended March 31, 2018, compared to net cash provided by operating activities of $12.8 million in the three months ended March 31, 2017.

Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to retain and increase sales to existing end-customers, extend the reach of our sales force footprint to engage more end-customers, and continue to increase the efficiency by which our sales force engages our end-customers. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
Continued Retention and Sales to Existing End-Customers
We believe the net-recurring revenue retention rate on our support and maintenance contracts is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on support and maintenance contracts as the 12 month annualized value of support and maintenance contracts renewed plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement plus the annualized value of new support and maintenance contracts from end-customers acquired one year prior, in the aggregate, divided by the aggregate of the 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the 12 month period plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement. We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of their IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of March 31, 2018 and December 31, 2017 were 127% and 126%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our Software Products or Hardware Products under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.

Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. We have almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to March 31, 2018. We expect to continue to make substantial investments in our sales force to increase adoption within the Global 2000 and public sector.
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
Key Financial Metrics
Non-GAAP Operating Loss and Free Cash Flow
In addition to our results determined in accordance with GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
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
We define free cash flow as net cash provided by operating activities less purchases of property and equipment. We consider free cash flow to be an important metric because it measures the amount of cash we use or generate and reflects changes in working capital.
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(27,487)	$(25,554)
Add: stock-based compensation expense	13,590	4,218
Non-GAAP operating loss	$(13,897)	$(21,336)

A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$24,454	$12,769
Less: purchases of property and equipment	(2,313)	(1,237)
Free cash flow (non-GAAP)	$22,141	$11,532
Net cash used in investing activities	$(19,617)	$(1,237)
Net cash provided by (used in) financing activities	$14,508	$(3,231)
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
We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the corresponding GAAP financial measure, operating loss, and reconciliations of free cash flow to the corresponding GAAP financial measure, cash flow provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP operating loss and free cash flow in conjunction with the corresponding GAAP financial measure.
Components of Financial Performance
Revenue
We derive revenue from sales of our products, maintenance, and professional services.
Our revenue is comprised of the following:
Product Revenue. Our product revenue is derived from sales of ForeScout CounterACT, which are sold as Software Products and Hardware Products, and ForeScout Extended Modules, and are recognized at the time of transfer of control, which is generally upon shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Maintenance and Professional Services Revenue. Our maintenance revenue is derived from support and maintenance contracts with terms that are generally either one or three years, but can be up to five years. We typically bill for support and maintenance contracts upfront. We recognize revenue from support and maintenance over the contractual service period. Our professional services revenue is generally recognized over time as the services are rendered. We intend to invest in our professional services organization to improve the time to deliver these services. As a percentage of total revenue, we expect our maintenance and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Cost of Revenue
Our cost of revenue is comprised of the following:

Cost of Product Revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer for our Hardware Products. Our cost of product revenue also includes allocated costs, shipping costs, and personnel costs associated with logistics. There is no direct cost of revenue associated with our Software Products because Software Products are delivered electronically. We expect our cost of product revenue to fluctuate from quarter to quarter based on product mix; however, over time, we expect our cost of product revenue to decline as a percentage of product revenue primarily due to a shift in product mix towards increased sales of ForeScout CounterACT deployed in virtual environments, which does not use hardware provided by us, and ForeScout Extended Modules.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix of products sold between Software Products and Hardware Products; the mix between high-margin and low-margin Hardware Products; the mix of revenue between products, maintenance, and professional services; the average sales price of our products, maintenance and professional services; and manufacturing costs.
Our product margins vary by product. Within the Hardware Products mix, product margin on our high-end CounterACT Appliances was approximately 81% and product margin on our low-end CounterACT Appliances was approximately 58% for each of the three months ended March 31, 2018 and 2017. Product margin on hardware sold separately to be used with ForeScout CounterACT ranged between 20% to 23% for the three months ended March 31, 2018 and 2017. Product margin on our Software Products was approximately 99% for each of the three months ended March 31, 2018 and 2017. We expect our product margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our product margins to increase as a percentage of product revenue primarily due to a shift in product mix towards increased sales of ForeScout CounterACT deployed in virtual environments, which does not use hardware provided by us, and ForeScout Extended Modules.
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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for market development programs, promotional and other marketing costs, travel costs, professional services, and allocated costs including facilities and information technology related costs. Incremental commissions incurred to acquire customer contracts are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations; however, we expect our sales and marketing expense to decline as a percentage of total revenue in the long term as we scale the business.

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with being a public company, such as accounting, compliance, insurance, and investor relations; however, we expect our general and administrative expense to decline as a percentage of total revenue in the long term as we scale the business.
Interest Expense
Interest expense consists of interest on our outstanding indebtedness.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.
Revaluation of Warrant Liabilities
Revaluation of warrant liabilities includes adjustments to the estimated fair value of our preferred stock warrants outstanding offset by any gain realized from the exercise of outstanding warrants when the fair value of the warrants exercised is greater than the fair value of the redeemable stock. Prior to our IPO, we mark-to-market our warrant liabilities on a quarterly basis. These warrants were exercised upon our IPO.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes and unrecognized tax benefits, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.
We recorded an income tax provision for the three months ended March 31, 2018 due to foreign income taxes, income tax reserves and U.S. state minimum taxes.

Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$29,780	$20,308
Maintenance and professional services	29,917	21,868
Total revenue	59,697	42,176
Cost of revenue:
Product (1)	7,136	4,092
Maintenance and professional services (1)	9,350	8,431
Total cost of revenue	16,486	12,523
Total gross profit	43,211	29,653
Operating expenses:
Research and development (1)	14,687	10,947
Sales and marketing (1)	42,279	35,045
General and administrative (1)	13,732	9,215
Total operating expenses	70,698	55,207
Loss from operations	(27,487)	(25,554)
Interest expense	(243)	(345)
Other income (expense), net	662	(144)
Revaluation of warrant liabilities	—	(392)
Loss before income taxes	(27,068)	(26,435)
Income tax provision	1,128	635
Net loss	$(28,196)	$(27,070)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Cost of revenue:
Product	$53	$21
Maintenance and professional services	773	325
Research and development	2,347	800
Sales and marketing	6,180	1,657
General and administrative	4,237	1,415
Total	$13,590	$4,218

	Three Months Ended March 31,
	2018	2017

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	50%	48%
Maintenance and professional services	50	52
Total revenue	100	100
Cost of revenue:
Product	12	10
Maintenance and professional services	16	20
Total cost of revenue	28	30
Total gross profit	72	70
Operating expenses:
Research and development	24	26
Sales and marketing	71	83
General and administrative	23	22
Total operating expenses	118	131
Loss from operations	(46)	(61)
Interest expense	—	(1)
Other income (expense), net	1	—
Revaluation of warrant liabilities	—	(1)
Loss before income taxes	(45)	(63)
Income tax provision	2	1
Net loss	(47)%	(64)%

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
Product	$29,780	$20,308	$9,472	47%
Maintenance and professional services
Support and maintenance	26,359	18,876	7,483	40%
Professional services	3,558	2,992	566	19%
Total maintenance and professional services	29,917	21,868	8,049	37%
Total revenue	$59,697	$42,176	$17,521	42%

Product revenue increased $9.5 million, or 47%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a $9.1 million increase in Software Product revenue, which included a $7.1 million increase in the sale of ForeScout CounterACT and a $2.0 million increase in the sale of Extended Modules. Our Hardware Product revenue remained relatively consistent over these two periods, increasing by $0.4 million.
Maintenance and professional services revenue increased $8.0 million, or 37%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. $2.9 million of the increase in maintenance and professional services revenue was attributed to support and maintenance contract value associated with an initial product sale, $4.5 million was attributed to support and maintenance contracts that were renewals, and $0.6 million was attributed to increased sales of professional services.
Cost of Revenue

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$7,136	$4,092	$3,044	74%
Maintenance and professional services	9,350	8,431	919	11%
Total cost of revenue	$16,486	$12,523	$3,963	32%

Total cost of revenue increased $4.0 million, or 32%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Product cost of revenue increased $3.0 million, or 74%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a higher volume of Hardware Products sold, which included a $4.1 million increase in the product costs of hardware sold separately to be used with ForeScout CounterACT, partially offset by $1.0 million decrease in the product costs of CounterACT Appliances sold.
Maintenance and professional services cost of revenue increased $0.9 million, or 11%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to increases in personnel costs related to increasing headcount in our customer support and professional services organization. From March 31, 2017 to March 31, 2018, we increased our customer support and professional services organization’s headcount by 9%.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2018		2017		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$22,644	76%	$16,216	80%	$6,428	(4)%
Maintenance and professional services	20,567	69%	13,437	61%	7,130	8%
Total gross profit	$43,211	72%	$29,653	70%	$13,558	2%

Gross profit increased by $13.6 million, or 46%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is consistent with the increases in our revenue and cost of revenue.

Gross margin increased by approximately 200 basis points for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Reflective of customer deployment preferences, ForeScout CounterACT can be deployed with or without hardware provided by us. For the three months ended March 31, 2018, the decline of 400 basis points in product margin is reflective of higher concentration of customer deployments using hardware provided by us. While the mix between Software Product revenue and Hardware Product revenue increased to 53% and 47%, respectively, for the three months ended March 31, 2018 from 33% and 67%, respectively, for the three months ended March 31, 2017, the concentration of hardware sold separately to be used with ForeScout CounterACT increased to 43% from 5% of Hardware Products revenue for the three months ended March 31, 2018 and for the three months ended March 31, 2017, respectively. Conversely, the concentration of CounterACT Appliances, which are the hardware appliances that are embedded with ForeScout CounterACT, decreased to 57% from 95% of Hardware Products revenue for the three months ended March 31, 2018 and for the three months ended March 31, 2017, respectively.
The increase of 800 basis points in maintenance and professional services margin was driven by a combination of a shift in revenue mix to higher margin support and maintenance revenue, as well as improvements made within maintenance and professional services as we scale our customer support and professional services organizations at a lower growth rate than our anticipated maintenance and professional services revenue growth rate.
Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$14,687	$10,947	$3,740	34%
Sales and marketing	42,279	35,045	7,234	21%
General and administrative	13,732	9,215	4,517	49%
Total operating expenses	$70,698	$55,207	$15,491	28%

Research and development expense increased $3.7 million, or 34%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in personnel costs of $3.4 million driven by a 16% increase in headcount and including an increase in stock compensation expense of $1.5 million.
Sales and marketing expense increased $7.2 million, or 21%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in personnel costs of $7.3 million, including an increase in stock compensation expense of $4.5 million, an increase in commissions of $1.2 million due to higher sales, and an increase in other personnel costs of $1.6 million driven by a 4% increase in headcount.
General and administrative expense increased $4.5 million, or 49%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in personnel costs of $3.6 million driven by a 3% increase in headcount and including an increase in stock compensation expense of $2.8 million.

Interest Expense

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(243)	$(345)	$102	(30)%
Interest expense decreased $0.1 million, or 30%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income (Expense), Net

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$662	$(144)	$806	560%
Other income (expense), net increased $0.8 million, or 560%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in interest income from marketable securities.
Revaluation of Warrant Liabilities

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revaluation of warrant liabilities	$—	$(392)	$392	(100)%

Revaluation of warrant liabilities decreased $0.4 million, or 100%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as there were no preferred stock warrants outstanding during the three months ended March 31, 2018.
Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$1,128	$635	$493	78%
Effective tax rate	(4.2)%	(2.4)%

We recorded an income tax provision for the three months ended March 31, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The increase in the provision for the three months ended

March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	March 31, 2018	December 31, 2017

	(In thousands)
Working capital	$156,727	$144,296
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$82,356	$63,009
Marketable securities	140,663	123,384
Total cash, cash equivalents, and marketable securities	223,019	186,393
Total notes payable	21,020	22,824
Net cash, cash equivalents, and marketable securities	$201,999	$163,569

Our liquidity and capital resources are derived from our IPO and the Offering and cash flows from operations. Our cash equivalents are comprised of cash and money market accounts. Our marketable securities are comprised of commercial paper, corporate debt securities, and U.S. government securities. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
At March 31, 2018, our cash, cash equivalents, and marketable securities of $223.0 million were held for general corporate purposes, of which approximately $10.9 million was held outside of the United States. As discussed further in Note 6 to our condensed consolidated financial statements, U.S. taxes have been provided for as prescribed by the Tax Act. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, customer deposits, current deferred revenue, and current notes payable. Working capital increased by $12.4 million during the three months ended March 31, 2018, primarily due to an increase in cash and cash equivalents, an increase in marketable securities, an increase in prepaid expenses and other current assets, and a decrease in accounts payable and accrued compensation, partially offset by a decrease in accounts receivable and inventory and an increase in current deferred revenue. The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Net cash provided by operating activities	$24,454	$12,769
Net cash used in investing activities	(19,617)	(1,237)
Net cash provided by (used in) financing activities	14,508	(3,231)
Net change in cash, cash equivalents, and restricted cash for period	$19,345	$8,301

On the Settlement Date, an aggregate of 892,996 shares underlying the RSUs held by our directors and then-current employees vested and settled. Substantially all of our RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which is the effective date of the registration statement for our IPO, and was satisfied on the Settlement Date. For our executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The price of the Company's common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by our non-executive employees, subject to tax withholding obligations, we sold 55,904 shares on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities of $24.5 million for the three months ended March 31, 2018 was primarily due to a net loss of $28.2 million adjusted by non-cash charges of $15.0 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $37.6 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of an increase of $34.3 million in deferred revenue due to higher sales, a decrease of $9.9 million in accounts receivable resulting from increased collections, a decrease of $3.5 million in inventory, and an increase of $1.0 million in other liabilities due to a change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit in one of our foreign subsidiaries. This increase was partially offset by a decrease of $5.4 million in accounts payable, a decrease of $3.5 million in accrued compensation, an increase of $1.8 million in prepaid expenses and other current assets, and a decrease of $1.3 million in accrued expenses, all due to payments made.
Cash provided by operating activities of $12.8 million for the three months ended March 31, 2017 was primarily due to a net loss of $27.1 million adjusted by non-cash charges of $6.1 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $33.8 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of a decrease of $28.0 million in accounts receivable and an increase of $11.5 million in customer deposits resulting from increased collections, and an increase of $2.5 million in deferred revenue due to higher sales. This increase was partially offset by a decrease of $4.2 million in accounts payable, an increase of $1.8 million in prepaid expenses and other current assets, and a decrease of $1.4 million in accrued expenses, all due to payments made. This increase was further offset by a decrease of $2.0 million in accrued compensation as a result of lower commissions payable.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended March 31, 2018 was $19.6 million, primarily resulting from $26.3 million in purchases of marketable securities, and capital expenditures to purchase property and equipment and demonstration units of $2.3 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $9.0 million.
Cash used in investing activities during the three months ended March 31, 2017 was $1.2 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units of $1.2 million.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the three months ended March 31, 2018 was $14.5 million, primarily due to the proceeds from the Offering of $13.8 million and from the exercise of employee stock options of $3.6 million, partially offset by the repayment of notes payable of $1.9 million and payments of $1.1 million for deferred offering costs related to the Offering.
Cash used in financing activities for the three months ended March 31, 2017 was $3.2 million, primarily from the repayment of notes payable of $1.9 million and payments of $1.5 million for deferred offering costs related to our IPO.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the three months ended March 31, 2018 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to “Recently Adopted Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue Recognition
We derive our revenue from sales of products and associated maintenance and professional services. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
Contract Costs
Incremental contract origination costs relating to support and maintenance contracts are capitalized and amortized over either the contractual performance period or on a straight-line basis over the average customer life of five years, depending on whether the costs relate to a specific support and maintenance contract or the customer relationship. We determine our average customer life by taking into consideration our customer contracts, our technology, and other factors.
Recent Accounting Pronouncements
Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollars. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of each of March 31, 2018 and December 31, 2017 would result in a loss of $1.1 million on our condensed consolidated statements of operations. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of March 31, 2018, we had cash and cash equivalents, and marketable securities of $223.0 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at March 31, 2018 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including the sections titled "Special Note Regarding Forward Looking Statements" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.
Risks Related to Our Business
As a result of recent changes in our market, sales organization, and go-to-market strategy, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
Although we were founded in 2000 and launched ForeScout CounterACT in 2006, much of our growth has occurred in recent periods. Our growth reflects a number of macro changes impacting the cyber security market, particularly through the emergence of the Internet of Things ("IoT"), and previously Bring Your Own Device ("BYOD"), initiatives, both of which have contributed to a significant increase in the number of unmanaged devices accessing IT networks and resulted in growing demand for our products. To address this demand, we have made substantial investments in our sales force, which has almost tripled the size of our quota-bearing sales representatives from the beginning of 2015 to March 31, 2018. In addition, we are focusing on building relationships with our alliance partners such as CrowdStrike and CyberArk to utilize their sales force resources to reach new end-customers. As a result of these recent changes in our market, sales organization and go-to-market strategies, coupled with our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to developments in the security market, our results of operations and financial results could differ materially from our plans and forecasts. If we are unable to achieve our key objectives, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the three months ended March 31, 2018 and 2017, our revenue was $59.7 million and $42.2 million, respectively, representing year-over-year growth of 42%. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include continued retention and sales to existing end-customers, extending the reach of our sales force footprint and increasing the efficiency by which our sales force engages our end-customers. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.

We have a history of losses and may be unable to achieve or maintain profitability in the future.
We have incurred significant net losses in each year since our inception, including net losses of $28.2 million and $27.1 million for the three months ended March 31, 2018 and 2017, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We expect our operating expenses to increase over the next several years as we continue to expend substantial financial resources on, among other things, expanding and improving the functionality of our solution through the addition of new ForeScout Extended Modules, investments in research and development and sales and marketing, and the hiring of additional employees. The return on these investments, if any, will only be realized over time and may not result in increased revenue commensurate with increases in our expenses, or at all.
In addition, we completed our IPO in October 2017, and as a public company, we will incur significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
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

•
increased pressure for pricing discounts.In addition, because security breaches with respect to larger, high-profile organizations, or public sector entities are likely to be heavily publicized and because they are more likely to be targeted by cyberattackers, there is increased reputational risk associated with serving such end-customers. If we are unable to increase sales of our solution and products to large organizations and public sector entities while mitigating the risks associated with serving such end-customers, our business, results of operations, prospects, and financial condition may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our results of operations will be harmed.
We have experienced rapid growth over the last several years, which has placed, and will continue to place significant demands on our management, administrative, operational, and financial infrastructure. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale all aspects of our business in proportion to such rapid growth, including an expanded sales force, additional end-customer service personnel, and a new corporate headquarters, as well as more complex administrative systems related to managing increased headcount, particularly within our sales force. For instance, from January 1, 2016 to March 31, 2018, our headcount grew from 513 employees to 859 employees, and we expect to continue to expand our headcount. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees, particularly our sales force, and hire, train, and manage new employees as needed.
To manage the domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, as well as our reporting processes and procedures. In addition, we will need to implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to successfully acquire or implement these or other improvements to our systems and processes in an efficient or timely manner, or once implemented, we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in integrating with third-party technology. In addition, our systems and processes may fail to prevent or detect errors, omissions, or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in the disruption of our current operations and end-customer relationships, our inability to manage the growth of our business, and our inability to accurately forecast and report our revenue, expenses and earnings, any of which may materially harm our business, results of operations, prospects, and financial condition.
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
Moreover, due to the intensely competitive nature of our market, we believe that building and maintaining our brand and reputation is critical to our success and that the importance of positive brand recognition will increase as competition in our market further intensifies. While we believe that we are successfully building a well-established brand and have invested, and expect to continue to invest substantial resources to promote and maintain our brand, both domestically and internationally, there can be no assurances that our brand development strategies will enhance our reputation or brand recognition or lead to increased revenue.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. ("Cisco") and HP Enterprise Company that may emulate or integrate features similar to ours into their own products; independent network security vendors that offer products that claim to perform similar functions to our solution; and small and large companies that offer point solutions that compete with some of the features present in our solution. We may also face competition from highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively as our market grows and IT budgets are increased or created to support next-generation threat protection.
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
To increase our revenue and achieve and maintain profitability, we must regularly add new end-customers. For the three months ended March 31, 2018, we sold our products to approximately 100 new end-customers. Numerous factors, however, may impede our ability to add new end-customers, including our inability to convert prospective end-customers that have been referred to us by our existing network into end-customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop relationships with resellers, or failure to ensure the effectiveness of our marketing programs. In addition, if prospective end-customers do not perceive our solution to be of superior value and quality, we will not be able to attract the number and types of new end-customers that we are seeking.
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
Our results of operations have varied significantly in the past and may vary significantly in the future, from period to period due to a number of factors, many of which are outside of our control, including macroeconomic factors. These factors limit our ability to accurately predict our results of operations and include factors discussed throughout this “Risk Factors” section, including the following:

•	macroeconomic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending available to organizations;

•	the timing, size, and mix of orders from, and shipments to, end-customers, including the timing of large orders, and timing of shipments;

•	fluctuation in demand for our Software Products and Hardware Products;

•	fluctuation in demand for our high-margin and low-margin Hardware Products;

•	fluctuation in demand for our products, maintenance, and professional services;

•	evolving conditions in the markets in which we compete;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	our ability to continue to acquire new end-customers and increase our market share;

•	our sales cycles, which may lengthen as the complexity of products and competition in our markets increases and in response to macroeconomic conditions;

•	the level of competition in our markets, including the effect of new entrants, price competition, consolidation, and technological innovation;

•	market acceptance of our products, maintenance, and professional services;

•	any disruption in our channel or termination of our relationship with important channel partners;

•	product announcements, introductions, transitions, and enhancements by us or our competitors, which could result in deferrals of end-customer orders;

•	technological changes in our markets;

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	the impact of future acquisitions or divestitures;

•	the cost of potential and existing litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	the need to change our pricing model or make pricing concessions to large end-customers;

•	changes in accounting rules and policies; and

•	the need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period.
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
We currently sell our solution to various government agencies and other public sector entities, and we may in the future increase sales to government agencies and other public sector entities. For example, sales to U.S. federal, state, and local government agencies and other public sector entities accounted for 41% and 25% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, and may in the future account for a greater percentage of our total revenue. Sales to such government agencies and other public sector entities are subject to certain risks. Selling to government agencies and other public sector entities can be highly competitive, expensive, and time-consuming, and can require certification requirements, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. Additionally, public sector demand and payment for our products, maintenance, and professional services may be impacted by public sector budgetary cycles, government shutdowns, and/or funding authorizations. Funding reductions, budget constraints, or delays may adversely affect public sector demand for our products, maintenance, and professional services. The vast majority of our sales to government agencies and other public sector entities are completed through our network of channel partners, and government agencies and other public sector entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. The public sector routinely investigates and audits public sector contractors’ administrative processes, and any unfavorable audit could result in the public sector refusing to continue buying our products, maintenance, and professional services, a reduction of revenue, fines, or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results of operations.
Because we derive substantially all of our revenue and cash flows from one product group, ForeScout CounterACT, the failure to achieve increased market acceptance of ForeScout CounterACT would adversely affect our business, results of operations, prospects, and financial condition.
We derive and expect to continue to generate most of our revenue from our ForeScout CounterACT product group and related maintenance and professional services for ForeScout CounterACT product group for the foreseeable future. As a result, the market acceptance of the ForeScout CounterACT product group is critical to our continued success. Demand for the ForeScout CounterACT product group is affected by a number of factors beyond our control, including continued market acceptance of the ForeScout CounterACT product group by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. Our inability to expand our sales of the ForeScout CounterACT product group to existing end-customers or increase our sales of the ForeScout CounterACT product group to new end-customers would harm our business and results of operations more seriously than if we derived significant revenue from a variety of sources.
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
Our maintenance and professional services revenue accounted for 50% and 52% of our revenue during the three months ended March 31, 2018 and 2017, respectively. Sales of new or renewal service contracts may decline and fluctuate as a result of a number of factors, including our end-customers’ level of satisfaction with our maintenance and support services or our professional services, the prices of our services, and reductions in our end-customers’ spending levels. If our sales of new or renewal maintenance and support contracts or professional services contracts decline, our revenue and revenue growth may decline and our business will suffer. While we typically bill for support and maintenance services upfront, we recognize revenue from support and maintenance services ratably over the contractual service period, which is typically either one or three years, but can be up to five years. Our professional services revenue is generally recognized as the services are rendered. As a result, much of the service revenue from our maintenance and support contracts that we report each fiscal quarter is the recognition of deferred revenue from maintenance and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed maintenance and support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our maintenance and support services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional sales of maintenance and support services in any period, as revenue from new and renewal maintenance and support contracts must be recognized over the applicable term of the contract. Furthermore, any increase in the average term of our maintenance and support contracts would result in revenue for such contracts being recognized over longer periods of time.
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
Our products must interoperate with our end-customers’ existing or future infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we are unable to successfully manage and interpret new protocol standards and versions or if we encounter problematic network configurations or settings, we may have to modify our software or hardware so that our products will interoperate with our end-customers’ infrastructures and can manage our end-customers’ traffic in the manner intended, which may divert substantial time and resources. If we find defects in the hardware installed with an end-customer, as we have in the past, we will replace the hardware as part of our normal warranty process. If we find errors or bugs in existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products, maintenance, and professional services and our ability to sell products and services could be adversely affected. In addition, public sector entities and other end-customers may require our products to comply with certain additional security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers or at a competitive disadvantage, which would harm our business, results of operations, prospects, and financial condition.
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents, and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which can offer only limited protection. We have five issued patents in the United States, thirteen pending U.S. patent applications, two issued foreign counterpart patents, and seven pending foreign counterpart patent applications in a non-U.S. jurisdiction, and we plan to file additional patent applications in the future. Our issued patents expire between 2019 and 2033. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to prevent competitors from using technology similar to our patented technology.
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
Additionally, on October 24, 2017, Network Security Technologies, LLC ("NST") filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringed certain patents owned by it and sought unspecified damages. Based upon our review of these patents, we believed we had meritorious defenses to NST’s claims and intended to vigorously defend the lawsuit; however, the outcome of any litigation, such as this, is inherently unpredictable, and as a result of this litigation, we could have been required to pay damages or seek a license or other right to continue to deliver an unmodified version of the ForeScout CounterACT product group, which may not have been made available to us at all or which may have required us to pay ongoing royalties and comply with unfavorable terms. Regardless, on February 1, 2018, NST filed a notice of voluntary dismissal without prejudice to dismiss us from the complaint.
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
We market and sell our products, maintenance, and professional services through a direct touch, channel fulfilled model. We currently have over 600 channel partners, including system integrators, value-added resellers, and distributors. For the three months ended March 31, 2018 and 2017, approximately 72% and 89%, respectively, of our revenue was attributable to sales fulfilled through our channel partners. If we lost any of our channel partners, or if any of the channel partners responsible for a significant portion of our business becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our revenue, we expect we will need to maintain our existing channel partners and continue to train and support them, as well as add new channel partners and effectively train, support, and integrate them with our sales process. Additionally, our entry into any new markets will require us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
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
A wide variety of state, federal, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. For instance, in order for our solution to detect devices on a network, our solution gathers and tracks IP addresses to monitor each device on our end-customer’s networks. While we do not have immediate access to these IP addresses and other personal information, we have access to this information from time to time in connection with our maintenance and professional services. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union (the "EU"), the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
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
In addition, data protection regulation is an area of increased focus and changing requirements. On April 27, 2016 the EU adopted the General Data Protection Regulation 2016/679 ("GDPR") that will take effect on May 25, 2018 replacing the current data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing to meet the GDPR’s requirements before its application on May 25, 2018 requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

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
We are dependent on the continued services and performance of our senior management and other key employees, and the loss of any of these key employees or any failure to hire and retain additional highly-skilled employees could adversely affect our business, results of operations, prospects, and financial condition.
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
In addition, we issue stock options and other equity awards as a key component of our overall compensation and recruiting and retention efforts. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. We are also required under GAAP to recognize compensation expense in our results of operations for employee stock-based compensation under our equity grant programs, which may negatively impact our results of operations and may increase the pressure to limit stock-based compensation. Further, the ability to either exercise those options and for our employees to sell their stock and vested and settled RSUs in a public market after the completion of any applicable lock-up period may lead to a larger than normal turnover rate. Additionally, subject to certain limitations, an aggregate of 892,996 shares underlying RSUs vested and settled on April 25, 2018.

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
We may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). As a result, in future periods, we may be required to validate the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo ("DRC") or adjoining countries. For instance, the Dodd-Frank Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements and other international standards, such as the Organization for Economic Co-Operation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas, may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. We may also face reputational challenges with our end-customers, stockholders and other stakeholders if we are unable to verify the origins for the minerals used in our products.
In addition, the U.S. government and various foreign governments, including that of Israel, where we have significant research and development operations, have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. If we were to fail to comply with any of these controls or requirements, including U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license or approval for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners, who we rely on to fulfill our product orders and deliver our products to our end-customers, comply with all relevant regulations, any failure by us or by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations, and penalties. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenue. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our results of operations.
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

Further, our operations could be disrupted by the obligations of personnel to perform military service. As of March 31, 2018, we had 188 employees based in Israel, certain of which may be called upon to perform up to 54 days in each three year period (and in the case of non-officers depending on their specific military commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, up to 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of a significant number of employees related to military service, which could materially adversely affect our business and results of operations.
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
We currently have operations in a number of foreign countries and make sales to end-customers throughout the world. The majority of our sales are into the Americas. For example, in the three months ended March 31, 2018 and 2017, approximately 21% and 18%, respectively, of our revenue was derived from outside of the Americas, but we anticipate that our sales in markets outside of the Americas will increase as we grow and expand our international operations and sales force. In addition, we currently perform certain of our research and development and other operations in Israel and in other geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks, including:

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

•
potential failures of our foreign employees and channel partners to comply with both U.S. and foreign laws and regulations, including antitrust laws, trade regulations, and anti-bribery and corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA");

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
Our operations and the sale of our products are subject to various federal, state, local, and foreign environmental and safety regulations, including laws adopted by the EU, such as the Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") and the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, (the "EU RoHS Directive") of certain metals from global hot spots. The WEEE Directive requires electronic goods producers to be responsible for marking, collection, recycling, and treatment of such products. Changes in the WEEE Directive of the interpretation thereof may cause us to incur additional costs or meet additional regulatory requirements, which could be material.
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
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future environmental and safety laws could result in increased costs, reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, third-party property damage, remediation costs, and other sanctions, any of which could harm our business and financial condition. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, results of operations, prospects, and financial condition. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis, which may be more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations which could harm our business.
Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.
Our gross margin has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our solution and fluctuations in demand for our solution and services;

•	fluctuation in demand for our Software Products and Hardware Products;

•	fluctuation in demand for our high-margin and low-margin Hardware Products;

•	fluctuation in demand for our products, maintenance, and professional services;

•	varying discounting rates among end-customers;

•	our ability to increase sales to and retain existing end-customers and to sell to new end-customers;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	new product innovations and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	geographies in which sales are made; and

•	revenue recognition rules.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
We are currently generating operating losses and have minimal tax rate uncertainty. When we begin generating operating profit, and fully utilize our net operating losses ("NOLs"), forecasts of our effective tax rate will become more complex. As a multinational corporation we conduct our business in many countries and are subject to different taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate will be highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.
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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
New U.S. tax legislation enacted in December 2017 will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation. We have recorded a provisional amount related to the re-measurement of deferred tax assets of $36.5 million, which was offset by a valuation allowance in its income tax expense. We will continue to assess the effects of the legislation and expect to complete our analysis within the one-year measurement period from the enactment date. The current and future impact of the legislation could materially impact our deferred tax assets and tax liabilities, which could adversely affect our business, cash flow, results of operations or financial condition.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
The Company has federal and state NOLs available. Subject to the following discussion, such NOLs are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Similar rules may apply under state tax laws. Based upon an analysis of the period from inception through November 30, 2015, we believe we may have undergone an ownership change and that a portion of our current NOLs may be subject to limitations under Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Risks Related to Owning Our Common Stock
Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the "DGCL") contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.
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
Our amended and restated bylaws provide that, subject to limited exceptions, a state or federal court located within the State of Delaware or a state or federal court located within the county of Santa Clara, California will be the sole and exclusive forums for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or

•	any other action asserting a claim against us or our directors, officers, or employees that is governed by the internal affairs doctrine.
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
Prior to our initial public offering, there was no public market for shares of our common stock. From October 27, 2017, the date that our common stock started trading on The NASDAQ Global Market, through March 31, 2018, the trading price of our common stock has ranged from $21.56 per share to $37.79 per share. The trading price of our common stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	actual or anticipated changes or fluctuations in our results of operations and whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in securities analysts’ estimates and expectations of our financial performance;

•	announcements of new products and solutions, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

•	general market conditions, including volatility in the market price and trading volume of technology companies in general and of companies in the network security industry in particular;

•	changes in how current and potential end-customers perceive the effectiveness of our solution in protecting against advanced cyberattacks or other reputational harm;

•	sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders and significant settlements of RSUs;

•	announced departures of any of our key personnel;

•	lawsuits threatened or filed against us or involving our industry, or both;

•	changing legal or regulatory developments in the United States and other countries;

•	general economic conditions and trends; and

•	other events or factors, including those resulting from major catastrophic events, war, acts of terrorism, or responses to these events.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market, and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not yet disclosed all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in control.
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, more than 50% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESCOUT TECHNOLOGIES, INC.

Dated: May 10, 2018	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

FORESCOUT TECHNOLOGIES, INC.

Dated: May 10, 2018	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
(Principal Financial Officer)