Form 10-Q
period 2018-06-30
FORESCOUT TECHNOLOGIES, INC
filed 2018-08-09
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of August 2, 2018 was 41,838,197.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•	our ability to enhance our existing products and technologies and develop or acquire new products and technologies;

•	our plans to attract new end-customers, retain existing end-customers, and increase our annual revenue;

•	our expectations concerning renewal rates of maintenance contracts with end-customers;

•	our plans to expand our international operations;

•	our expectations regarding future acquisitions of, or investments in, complementary companies, services, or technologies;

•	our ability to continue to generate a significant portion of our revenue from public sector customers;

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

•
the impact on our revenue, gross margin, and profitability of future investments in the enhancement of ForeScout CounterACT® and ForeScout Extended Modules and expansion of our sales and marketing programs;

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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$99,560	$63,009
Marketable securities	120,322	123,384
Accounts receivable	34,106	64,686
Inventory	1,783	3,660
Deferred commissions - current	11,072	10,957
Prepaid expenses and other current assets	11,570	9,213
Total current assets	278,413	274,909
Deferred commissions - non-current	21,174	21,795
Property and equipment, net	24,592	23,260
Severance pay deposits	2,106	2,118
Restricted cash - non-current	1,686	4,146
Other assets	2,212	2,490
Total assets	$330,183	$328,718

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,070	$7,348
Accrued compensation	25,501	25,358
Accrued expenses	9,783	10,023
Customer deposits	399	1,008
Deferred revenue - current	83,986	79,631
Notes payable - current	7,287	7,245
Total current liabilities	128,026	130,613
Deferred revenue - non-current	63,154	55,228
Notes payable - non-current	11,924	15,579
Accrued severance pay liability	2,718	2,617
Other liabilities	9,885	9,190
Total liabilities	215,707	213,227

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
41,561,424 and 38,121,951 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	42	38
Additional paid-in capital	599,740	551,986
Accumulated other comprehensive loss	(282)	(112)
Accumulated deficit	(485,024)	(436,421)
Total stockholders’ equity	114,476	115,491
Total liabilities and stockholders' equity	$330,183	$328,718

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Revenue:
Product	$34,323	$26,842	$64,103	$47,150
Maintenance and professional services	33,271	23,139	63,188	45,007
Total revenue	67,594	49,981	127,291	92,157
Cost of revenue:
Product	4,919	5,545	12,055	9,637
Maintenance and professional services	9,794	8,543	19,144	16,974
Total cost of revenue	14,713	14,088	31,199	26,611
Total gross profit	52,881	35,893	96,092	65,546
Operating expenses:
Research and development	14,803	10,702	29,490	21,649
Sales and marketing	45,039	33,556	87,318	68,601
General and administrative	13,260	8,902	26,992	18,117
Total operating expenses	73,102	53,160	143,800	108,367
Loss from operations	(20,221)	(17,267)	(47,708)	(42,821)
Interest expense	(225)	(318)	(468)	(663)
Other income (expense), net	513	(82)	1,175	(226)
Revaluation of warrant liabilities	—	50	—	(342)
Loss before income taxes	(19,933)	(17,617)	(47,001)	(44,052)
Income tax provision	473	174	1,601	809
Net loss	$(20,406)	$(17,791)	$(48,602)	$(44,861)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(2.95)	$(1.23)	$(7.50)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,456,993	6,031,346	39,393,600	5,977,899

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Net loss	$(20,406)	$(17,791)	$(48,602)	$(44,861)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on marketable securities	76	—	(170)	—
Comprehensive loss	$(20,330)	$(17,791)	$(48,772)	$(44,861)

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net loss	$(48,602)	$(44,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	26,526	8,151
Depreciation	3,529	3,022
Revaluation of warrant liabilities	—	342
Other	28	177
Changes in operating assets and liabilities:
Accounts receivable	30,442	19,379
Inventory	1,887	666
Deferred commissions	506	(1,362)
Prepaid expenses and other current assets	(2,208)	325
Other assets	(41)	339
Accounts payable	(6,006)	(4,784)
Accrued compensation	143	3,268
Accrued expenses	(76)	(992)
Customer deposits	(609)	10,502
Deferred revenue	12,281	7,015
Severance pay, net	113	212
Other liabilities	1,123	(149)
Net cash provided by operating activities	19,036	1,250
Cash flows from investing activities:
Purchases of property and equipment	(4,832)	(2,794)
Purchases of marketable securities	(46,121)	—
Proceeds from maturities of marketable securities	49,400	—
Net cash used in investing activities	(1,553)	(2,794)
Cash flows from financing activities:
Repayments of notes payable	(3,750)	(3,750)
Proceeds from exercise of stock options	14,027	664
Repurchase of unvested common stock	(5)	—
Proceeds from shares issued in connection with employee stock purchase plan	3,801	—
Payment related to shares withheld for taxes on vesting of restricted stock units	(9,592)	—
Proceeds from public offerings, net	13,818	—
Payments of deferred offering costs	(1,542)	(2,368)
Net cash provided by (used in) financing activities	16,757	(5,454)
Net change in cash, cash equivalents, and restricted cash for period	34,240	(6,998)
Cash, cash equivalents, and restricted cash at beginning of period	67,357	83,877
Cash, cash equivalents, and restricted cash at end of period	$101,597	$76,879

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$99,560	$72,535
Restricted cash included in prepaid expenses and other current assets	351	201
Restricted cash	1,686	4,143
Total cash, cash equivalents, and restricted cash	$101,597	$76,879

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Company and Background
ForeScout Technologies, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations in April 2000. The Company provides an agentless approach to network security that discovers and classifies IP-based devices in real time as the devices connect to the network and continuously monitors and assesses the devices’ security posture. The Company’s agentless approach supports heterogeneous wired and wireless networks, as well as both virtual and cloud infrastructures, while scaling to meet the needs of globally distributed organizations. The Company offers its solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. ForeScout CounterACT provides visibility and policy-based mitigation of security issues while ForeScout Extended Modules expand ForeScout CounterACT’s see and control capabilities by sharing contextual device data with third-party systems and by automating policy enforcement across those disparate systems.
The Company sells its products, maintenance and professional services to end-customers through distributors and resellers, who are supported by the Company’s sales and marketing organization, and to a lesser extent directly to end-customers.
Follow-On Offering
On March 23, 2018, the Company closed its follow-on offering (the “Offering”), in which it issued and sold 500,000 shares of common stock. Further, an additional 4,572,650 shares of its common stock were sold by certain stockholders in the Offering, inclusive of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The price to the public was $29.00 per share. The Company received aggregate proceeds of $16.4 million from the Offering, net of underwriters’ discounts and commissions of $0.7 million and inclusive of approximately $2.6 million received by the Company in connection with the exercise by certain selling stockholders of options to purchase an aggregate of 425,436 shares of common stock that were sold in the Offering. The Company incurred offering costs of approximately $1.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the Offering.
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
Common Stock Warrants
During the three months ended June 30, 2018, 83,163 common stock warrants, which were outstanding and exercisable as of December 31, 2017 were exercised. In lieu of payment of the aggregate warrant price, the warrant holder elected a “cashless exercise”, whereby a portion of the shares equal to the aggregate warrant price were withheld. The fair market value one day prior to the exercise date was $33.36, which resulted in 66,661 shares being issued by the Company. As of June 30, 2018, 74 common stock warrants remained outstanding and exercisable.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC's rules and regulations. The Company’s condensed consolidated financial statements include the results of ForeScout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s quarterly results, except for changes associated with the recent accounting standard for revenue recognition, as detailed in Note 2. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Summary of Significant Accounting Policies
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), as discussed in detail in Note 2. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606, as indicated by the “as adjusted” footnote to certain tables.
Except for the impact of the adoption of ASC 606, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented. See Note 2 for the details of any impacts to previously reported results.
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash. The new standard requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied retrospectively. The Company adopted this standard effective January 1, 2018 and as a result of adopting this standard, the Company no longer includes the changes in its restricted cash in net cash used in investing activities. The Company’s restricted cash primarily consists of letters of credit issued as security deposits required for facility leases.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The new standard requires lessees to recognize right-of-use assets and lease liabilities for those leases classified as operating leases under previous GAAP. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2018. The standard requires a modified retrospective transition approach and provides certain optional transitional relief. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

Note 2. Revenue, Deferred Revenue and Deferred Commissions
The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented to be consistent with the standard. The most significant impact to revenue recognized related to the accounting for the sale of ForeScout Extended Modules and to a lesser extent the sale of ForeScout CounterACT. ForeScout’s software products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliances, and CounterACT Enterprise Manager Virtual Appliances (“Software Products”). ForeScout’s hardware products include hardware that is sold separately for use with ForeScout CounterACT, CounterACT Appliances which are hardware appliances that are embedded with ForeScout CounterACT, and CounterACT Enterprise Manager Appliances (“Hardware Products”).
Under previously reported GAAP, the Company established Vendor Specific Objective Evidence (“VSOE”) for professional services, and support and maintenance on Software Products, except Extended Modules, beginning January 1, 2016. Under previously reported GAAP, Software Product related revenue was recognized ratably over the contractually committed support and maintenance period when VSOE was not established. Professional services sold in conjunction with such Software Products were also recognized ratably over the contractually committed support and maintenance period. Under ASC 606, the requirement to have VSOE for undelivered elements is eliminated and the Company now generally recognizes Software Product revenue at the time of delivery, and any related professional services revenue as services are provided to the customers. Further, revenue allocated from future deliverables (primarily support and maintenance) to Hardware Products is now recognized upon delivery under ASC 606 when the standalone selling price is different from the contract price. Under previously reported GAAP, such differences were recognized over the contractual support and maintenance period. Additionally, ASC 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and the amortization of these costs over the contract period or estimated customer life, which resulted in the recognition of a deferred charge on the Company’s condensed consolidated balance sheets. Under previously reported GAAP, the Company expensed all sales commissions and other incremental costs to acquire contracts as they were incurred.
Impacts on Financial Statements
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable	$65,428	$(742)	$64,686
Deferred commissions - current	$—	$10,957	$10,957
Prepaid expenses and other current assets	$8,655	$558	$9,213
Deferred commissions - non-current	$—	$21,795	$21,795
Other assets	$2,002	$488	$2,490
Liabilities and stockholders’ equity (deficit)
Deferred revenue - current	$98,027	$(18,396)	$79,631
Deferred revenue - non-current	$64,731	$(9,503)	$55,228
Accumulated deficit	$(497,376)	$60,955	$(436,421)

Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$22,592	$4,250	$26,842	$44,697	$2,453	$47,150
Maintenance and professional services	$23,614	$(475)	$23,139	$45,862	$(855)	$45,007
Cost of revenue:
Product	$5,505	$40	$5,545	$9,916	$(279)	$9,637
Operating expenses:
Sales and marketing	$35,104	$(1,548)	$33,556	$69,558	$(957)	$68,601
Loss from operations	$(22,550)	$5,283	$(17,267)	$(45,655)	$2,834	$(42,821)
Net loss	$(23,074)	$5,283	$(17,791)	$(47,695)	$2,834	$(44,861)
Net loss per share attributable to common stockholders, basic and diluted	$(3.83)	$0.88	$(2.95)	$(7.98)	$0.48	$(7.50)
Revenue by geographic area based on the billing address of the customer, which reflects the adoption of ASC 606, is as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Americas
United States	$34,512	$424	$34,936	$68,849	$(465)	$68,384
Other Americas	1,276	103	1,379	2,598	(20)	2,578
Total Americas	35,788	527	36,315	71,447	(485)	70,962
Europe, Middle East, and Africa	7,141	2,992	10,133	13,204	2,144	15,348
Asia Pacific and Japan	3,277	256	3,533	5,908	(61)	5,847
Total revenue	$46,206	$3,775	$49,981	$90,559	$1,598	$92,157

The adoption of ASC 606 impacted certain line items in the cash flows from operating activities as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(47,695)	$2,834	$(44,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commissions	$—	$(1,362)	$(1,362)
Prepaid expenses and other current assets	$519	$(194)	$325
Other assets	$19	$320	$339
Deferred revenue	$8,613	$(1,598)	$7,015

For each significant customer, both of which are distributors, accounts receivable as a percentage of total accounts receivable, which reflects the adoption of ASC 606, is as follows:

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Customers
Customer A	32%	1%	33%
Customer B	17%	—%	17%

Revenue Recognition
The Company derives its revenue from sales of products and associated maintenance and professional services. The Company offers its solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. The Company’s portfolio of Extended Modules is sold as software add-ons to ForeScout CounterACT. ForeScout’s Software Products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliances, and CounterACT Enterprise Manager Virtual Appliances. ForeScout’s Hardware Products include hardware that is sold separately for use with ForeScout CounterACT, CounterACT Appliances, which are hardware appliances that are embedded with ForeScout CounterACT, and CounterACT Enterprise Manager Appliances. All of the Company’s products are sold with a perpetual license.
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

•
Allocation of the transaction price to the performance obligation(s) in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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
Professional Services Revenue
Professional services revenue is derived primarily from customer fees for optional installation of the Company’s products or training. Generally, the Company recognizes revenue for professional services as the services are performed.
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
Capitalized contract costs were $33.0 million and $33.8 million as of June 30, 2018 and December 31, 2017, respectively. For the three and six months ended June 30, 2018, amortization expense for the contract costs was $3.9 million and $8.0 million, respectively, and there was no impairment loss in relation to the costs capitalized. For the three and six months ended June 30, 2017, amortization expense for the contract costs was $2.7 million and $5.9 million, respectively, and there was no impairment loss in relation to the costs capitalized.
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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended June 30, 2018
Contract Liabilities
Balance as of March 31, 2018	$170,165
Additions	44,968
Gross revenue recognized	(67,594)
Balance as of June 30, 2018	$147,539

Six Months Ended June 30, 2018
Contract Liabilities
Balance as of January 1, 2018	$135,866
Additions	139,101
Gross revenue recognized	(127,428)
Balance as of June 30, 2018	$147,539
During the three and six months ended June 30, 2018, the Company recognized revenue of $43.3 million and $47.9 million that was included in the contract liabilities balance as of March 31, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2017, the Company recognized revenue of $18.4 million and $31.9 million that was included in the contract liabilities balance as of March 31, 2017 and December 31, 2016, respectively.
Contract modifications entered into during the six months ended June 30, 2018 did not have a significant impact on the Company’s contract assets or contract liabilities.
Performance Obligations
The majority of the contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue, certain customer deposits, and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $157.9 million as of June 30, 2018, of which the Company expects to recognize approximately 58% of the revenue over the next 12 months and the remainder thereafter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2018	2017	2018	2017
Software products	$24,493	$9,740	$40,295	$16,488
Hardware products	9,830	17,102	23,808	30,662
Support and maintenance	28,986	20,009	55,345	38,885
Professional services	4,285	3,130	7,843	6,122
Total revenue	$67,594	$49,981	$127,291	$92,157
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy (in thousands):

	June 30, 2018			December 31, 2017
Financial Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$56,788	$—	$—	$24,526	$—	$—
Money market accounts	42,772	—	—	38,483	—	—
Total cash and cash equivalents	99,560	—	—	63,009	—	—
Marketable securities:
Commercial paper	—	39,430	—	—	40,610	—
Corporate debt securities	—	56,974	—	—	58,948	—
U.S. government securities	—	23,918	—	—	23,826	—
Total marketable securities	—	120,322	—	—	123,384	—
Restricted cash (current and non-current)	2,038	—	—	4,348	—	—
Total financial assets	$101,598	$120,322	$—	$67,357	$123,384	$—
Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$39,430	$—	$—	$39,430	$40,610	$—	$—	$40,610
Corporate debt securities	57,190	—	(216)	56,974	59,031	—	(83)	58,948
U.S. government securities	23,964	—	(46)	23,918	23,855	—	(29)	23,826
Total marketable securities	$120,584	$—	$(262)	$120,322	$123,496	$—	$(112)	$123,384
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of June 30, 2018 and December 31, 2017 by the contractual maturity date (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$120,584	$120,322	$83,419	$83,374
Due between one and five years	—	—	40,077	40,010
Total	$120,584	$120,322	$123,496	$123,384
The Company had 20 marketable securities in unrealized loss positions as of both June 30, 2018 and December 31, 2017. For individual marketable securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following tables (in thousands):

	June 30, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$56,601	$(216)	$—	$—	$56,601	$(216)
U.S. government securities	23,865	(46)	—	—	23,865	(46)
Total	$80,466	$(262)	$—	$—	$80,466	$(262)

	December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$58,581	$(83)	$—	$—	$58,581	$(83)
U.S. government securities	23,771	(29)	—	—	23,771	(29)
Total	$82,352	$(112)	$—	$—	$82,352	$(112)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities at June 30, 2018 or December 31, 2017.
Note 5. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue:
Product	$54	$20	$107	$41
Maintenance and professional services	723	319	1,496	644
Research and development	2,513	613	4,860	1,413
Sales and marketing	5,850	1,609	12,030	3,266
General and administrative	3,796	1,372	8,033	2,787
Total	$12,936	$3,933	$26,526	$8,151

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “Plans”), and related information (in thousands, except share, per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	9,313,633	$10.63	7.2	$198,012
Options granted	43,525	$30.81
Options exercised	(1,804,573)	$7.77
Options forfeited	(197,550)	$15.23
Balance—June 30, 2018	7,355,035	$11.33	6.9	$168,678
Options vested and exercisable—June 30, 2018	4,802,437	$9.36	6.4	$119,558
As of June 30, 2018, the total unrecognized compensation cost related to unvested options was $18.8 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. No stock option awards were granted during the three month ended June 30, 2018. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of common stock	-	$18.40 – $19.78	$29.92 – $30.97	$16.73 – $19.78
Risk-free interest rate	-	1.9% – 2.0%	2.4% – 2.8%	1.9% – 2.1%
Expected term (in years)	-	6.1	6.1	6.0 – 6.1
Volatility	-	48% – 49%	48%	48% – 49%
Dividend yield	-	—%	—%	—%
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under the Plans, and related information (in thousands, except share, per share, and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4,216,001	$20.57	1.7	$134,448
RSUs granted	1,069,327	$30.94
RSUs vested	(1,113,260)	$13.29
RSUs forfeited	(72,090)	$23.17
Balance—June 30, 2018	4,099,978	$25.21	1.8	$140,465
As of June 30, 2018, the total unrecognized compensation cost related to unvested RSUs was $78.1 million, which is expected to be amortized over a weighted-average period of approximately 2.6 years.

On April 25, 2018 (the “Settlement Date”), an aggregate of 892,996 shares underlying the RSUs held by the Company’s directors and then-current employees vested and settled. Substantially all of the RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which is the effective date of the registration statement for the Company’s initial public offering (“IPO”), and was satisfied on the Settlement Date. For the Company’s executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of the Company’s common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by the Company’s non-executive employees, subject to tax withholding obligations, 55,904 shares were sold on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Note 6. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three and six months ended June 30, 2018, the Company recorded a tax provision of $0.5 million and $1.6 million, respectively, representing an effective tax rate of (2.4)% and (3.4)%, respectively. For the three and six months ended June 30, 2017, the Company recorded a tax provision of $0.2 million and $0.8 million, respectively, representing an effective tax rate of (1.0)% and (1.8)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. As compared to the same period last year, the difference in the effective tax rate is primarily due to a change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
In connection with the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, the Company recorded a provisional amount related to the re-measurement of deferred tax assets from 34% to 21% of $36.5 million, offset by valuation allowance in its income tax expense for the year ended December 31, 2017. The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company had a provisional $6.9 million of undistributed foreign E&P subject to repatriation, however, no tax liability was recognized as of the calendar year end because the deemed repatriation is expected to be fully offset by net operating losses. The effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three and six months ended June 30, 2018 did not reflect any adjustment to the provisional amounts previously recorded. The Company will continue to assess the effects of the Tax Act and expects to complete its analysis within the measurement period.
In addition, the Tax Act provides for new international rules for Global Intangible Low-Tax Income (“GILTI”), Base Erosion Anti-Abuse Tax (“BEAT”), and Foreign Derived Intangible Income (“FDII”), which are effective for tax years beginning after December 31, 2017. BEAT and FDII are not expected to be applicable to the Company in the current year and the income inclusion associated with GILTI is expected to be fully offset by losses generated in the current year.
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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Net loss attributable to common stockholders	$(20,406)	$(17,791)	$(48,602)	$(44,861)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,456,993	6,031,346	39,393,600	5,977,899
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(2.95)	$(1.23)	$(7.50)
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share:

	As of June 30,
	2018	2017
Options to purchase common stock	7,355,035	9,465,209
Unvested early exercised common shares	96,055	263,527
Unvested restricted stock units	4,099,978	2,486,008
Shares estimated under Employee Stock Purchase Plan	126,200	—
Warrants to purchase common stock	74	233,023
Redeemable convertible preferred stock	—	24,788,362
Warrants to purchase redeemable convertible preferred stock	—	292,862
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See section titled “Special Note Regarding Forward-Looking Statements.”

Unless expressly indicated or the context requires otherwise, the terms “ForeScout,” “we,” “us,” and “our” in this document refer to ForeScout Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.
Overview
We generate revenue from sales of products and associated maintenance and professional services. We offer our solution across two product groups: ForeScout CounterACT and ForeScout Extended Modules. Our portfolio of Extended Modules are sold as software add-ons to ForeScout CounterACT. Our software products include ForeScout CounterACT, ForeScout Extended Modules, CounterACT Virtual Appliance and CounterACT Enterprise Manager Virtual Appliances. Our hardware products include hardware that is sold separately for use with ForeScout CounterACT, CounterACT Appliances (hardware appliances that are embedded with ForeScout CounterACT), and CounterACT Enterprise Manager Appliances. All of our products are sold with a perpetual license. End-customers typically purchase maintenance and professional services when they purchase one or more of our products. Our support and maintenance contracts typically have a one-year or three-year term. We offer a portfolio of professional services and extended support contract options to assist with additional deployment and ongoing advanced technical support. We market and sell our products, maintenance, and professional services through a direct touch, channel-fulfilled model. Our direct sales force is responsible for cultivating relationships and selling solutions to enterprise and government accounts globally. We leverage the global breadth and reach of our channel ecosystem, including value-added resellers and distributors, to sell to our end-customers.
Beginning in April 2018, customers can purchase ForeScout CounterACT in license increments of 100 devices, with hardware sold separately based on customer deployment requirements. Customers can also purchase CounterACT Appliances and CounterACT Virtual Appliances that are licensed to manage device counts as small as 100 devices and as large as 10,000 devices. Customers can purchase our portfolio of ForeScout Extended Modules in license increments of 100. Customers can manage their deployments of our products in its varying options that can scale and manage deployments of up to 2,000,000 devices under a single CounterACT Enterprise Manager.
Second Quarter 2018 Financial Highlights
As of June 30, 2018, we have sold to over 2,900 end-customers in 80 countries, including 19% of the Global 2000, since our inception. For each of the three months ended June 30, 2018 and 2017, we sold to 6% of the Global 2000. Our end-customers represent a broad range of industries, including government, financial services, healthcare, technology, manufacturing, services, energy, entertainment, retail, and education.
The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Product revenue	$34,323	$26,842	$64,103	$47,150
Product revenue year-over-year percentage growth	28%		36%
Maintenance and professional services revenue	33,271	23,139	63,188	45,007
Maintenance and professional services revenue year-over-year percentage growth	44%		40%
Total revenue	67,594	49,981	127,291	92,157
Total revenue year-over-year percentage growth	35%		38%
Gross profit	52,881	35,893	96,092	65,546
Gross margin	78%	72%	75%	71%
Loss from operations	(20,221)	(17,267)	(47,708)	(42,821)
Loss from operations as a percentage of total revenue	(30)%	(35)%	(37)%	(46)%
Net loss	(20,406)	(17,791)	(48,602)	(44,861)
Net cash provided by operating activities			19,036	1,250
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
Continued Retention and Sales to Existing End-Customers

We believe the net-recurring revenue retention rate on our support and maintenance contracts is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on support and maintenance contracts as the 12 month annualized value of support and maintenance contracts renewed plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement plus the annualized value of new support and maintenance contracts from end-customers acquired one year prior, in the aggregate, divided by the aggregate of the 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the 12 month period plus the trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement. We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of their IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of June 30, 2018 and December 31, 2017 were 125% and 126%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our Software Products or Hardware Products under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. We have more than tripled the size of our quota-bearing sales representatives from the beginning of 2015 to June 30, 2018. We expect to continue to make substantial investments in our sales force to increase adoption within the Global 2000 and public sector.
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
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(20,221)	$(17,267)	$(47,708)	$(42,821)
Add: stock-based compensation expense	12,936	3,933	26,526	8,151
Non-GAAP operating loss	$(7,285)	$(13,334)	$(21,182)	$(34,670)
A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$19,036	$1,250
Less: purchases of property and equipment	(4,832)	(2,794)
Free cash flow (non-GAAP)	$14,204	$(1,544)
Net cash used in investing activities	$(1,553)	$(2,794)
Net cash provided by (used in) financing activities	$16,757	$(5,454)
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
Product margin on our Software Products was approximately 99% for each of the six months ended June 30, 2018 and 2017. Product margin on our Hardware Products vary. Product margin on hardware sold separately for use with ForeScout CounterACT ranged between 20% to 25% for each of the six months ended June 30, 2018 and 2017. Product margin on CounterACT Appliances, which are the hardware appliances that are embedded with ForeScout CounterACT, vary. Product margin on our high-end CounterACT Appliances ranged between 80% and 83% and product margin on our low-end CounterACT Appliances ranged between 65% and 71% for each of the six months ended June 30, 2018 and 2017. We expect our product margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our product margins to increase as a percentage of product revenue primarily due to a shift in product mix towards increased sales of ForeScout CounterACT deployed in virtual environments, which does not use hardware provided by us, and ForeScout Extended Modules.
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
We recorded an income tax provision for the three and six months ended June 30, 2018 due to foreign income taxes, income tax reserves and U.S. state minimum taxes.

Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$34,323	$26,842	$64,103	$47,150
Maintenance and professional services	33,271	23,139	63,188	45,007
Total revenue	67,594	49,981	127,291	92,157
Cost of revenue:
Product (1)	4,919	5,545	12,055	9,637
Maintenance and professional services (1)	9,794	8,543	19,144	16,974
Total cost of revenue	14,713	14,088	31,199	26,611
Total gross profit	52,881	35,893	96,092	65,546
Operating expenses:
Research and development (1)	14,803	10,702	29,490	21,649
Sales and marketing (1)	45,039	33,556	87,318	68,601
General and administrative (1)	13,260	8,902	26,992	18,117
Total operating expenses	73,102	53,160	143,800	108,367
Loss from operations	(20,221)	(17,267)	(47,708)	(42,821)
Interest expense	(225)	(318)	(468)	(663)
Other income (expense), net	513	(82)	1,175	(226)
Revaluation of warrant liabilities	—	50	—	(342)
Loss before income taxes	(19,933)	(17,617)	(47,001)	(44,052)
Income tax provision	473	174	1,601	809
Net loss	$(20,406)	$(17,791)	$(48,602)	$(44,861)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Cost of revenue:
Product	$54	$20	$107	$41
Maintenance and professional services	723	319	1,496	644
Research and development	2,513	613	4,860	1,413
Sales and marketing	5,850	1,609	12,030	3,266
General and administrative	3,796	1,372	8,033	2,787
Total	$12,936	$3,933	$26,526	$8,151

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	51%	54%	50%	51%
Maintenance and professional services	49	46	50	49
Total revenue	100	100	100	100
Cost of revenue:
Product	8	11	10	11
Maintenance and professional services	14	17	15	18
Total cost of revenue	22	28	25	29
Total gross profit	78	72	75	71
Operating expenses:
Research and development	21	22	23	23
Sales and marketing	67	67	69	74
General and administrative	20	18	21	20
Total operating expenses	108	107	113	117
Loss from operations	(30)	(35)	(38)	(46)
Interest expense	—	(1)	—	(1)
Other income (expense), net	1	—	1	—
Revaluation of warrant liabilities	—	—	—	(1)
Loss before income taxes	(29)	(36)	(37)	(48)
Income tax provision	1	—	1	1
Net loss	(30)%	(36)%	(38)%	(49)%

Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
Product	$34,323	$26,842	$7,481	28%
Maintenance and professional services
Support and maintenance	28,986	20,009	8,977	45%
Professional services	4,285	3,130	1,155	37%
Total maintenance and professional services	33,271	23,139	10,132	44%
Total revenue	$67,594	$49,981	$17,613	35%

Product revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a $14.8 million increase in Software Products revenue, which was partially offset by a $7.3 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $15.5 million increase in the sale of ForeScout Extended Modules, which was partially offset by a $0.7 million decrease in the sale of ForeScout CounterACT.
Maintenance and professional services revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a $4.4 million increase attributed to support and maintenance contract value associated with an initial product sale, a $4.6 million increase attributed to support and maintenance contracts that were renewals, and a $1.2 million increase attributed to increased sales of professional services.
Cost of Revenue

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$4,919	$5,545	$(626)	(11)%
Maintenance and professional services	9,794	8,543	1,251	15%
Total cost of revenue	$14,713	$14,088	$625	4%

Product cost of revenue decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a $7.3 million decrease in Hardware Products revenue. Inclusive in the decrease in product cost of revenue was a $2.2 million decrease due to lower quantities of CounterACT Appliances sold, which attributed to the decrease in Hardware Products revenue, partially offset by a $1.5 million increase due to higher quantities of hardware sold separately for use with ForeScout CounterACT.
Maintenance and professional services cost of revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in personnel costs related to increased headcount in our customer support and professional services organization. From June 30, 2017 to June 30, 2018, we increased our customer support and professional services organization’s headcount by 12%.
Gross Profit and Gross Margin

	Three Months Ended June 30,
	2018		2017		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$29,404	86%	$21,297	79%	$8,107	7%
Maintenance and professional services	23,477	71%	14,596	63%	8,881	8%
Total gross profit	$52,881	78%	$35,893	72%	$16,988	6%

Gross profit increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is consistent with the changes in our revenue and cost of revenue.

Gross margin increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
The increase in product margin was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of ForeScout Extended Modules. The increase was partially offset by a lower concentration of revenue generated from ForeScout CounterACT deployed in virtual environments. The mix between Software Products revenue and Hardware Products revenue shifted to 71:29 for the three months ended June 30, 2018, from 36:64 for the three months ended June 30, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with ForeScout CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 27:43:30 for the three months ended June 30, 2018, from 3:50:47 for the three months ended June 30, 2017.
The increase in maintenance and professional services margin was primarily driven by improvements made within maintenance and professional services as we scale our customer support and professional services organizations at a lower growth rate than our anticipated maintenance and professional services revenue growth rate, as well as a shift in revenue mix to higher margin support and maintenance revenue.
Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$14,803	$10,702	$4,101	38%
Sales and marketing	45,039	33,556	11,483	34%
General and administrative	13,260	8,902	4,358	49%
Total operating expenses	$73,102	$53,160	$19,942	38%

Research and development expense increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in personnel costs of $3.6 million resulting from a 18% increase in headcount and includes an increase in stock compensation expense of $1.7 million.
Sales and marketing expense increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in personnel costs of $8.3 million resulting from a 19% increase in headcount and includes an increase in stock compensation expense of $3.9 million and an increase in commissions of $1.1 million due to higher sales. The increase was further driven by an increase in other marketing activities of $1.8 million.
General and administrative expense increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in personnel costs of $3.8 million resulting from a 12% increase in headcount and includes an increase in stock compensation expense of $2.3 million.
Interest Expense

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(225)	$(318)	$93	(29)%

Interest expense decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income (Expense), Net

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$513	$(82)	$595	(726)%
Other income (expense), net increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in interest income from marketable securities.
Revaluation of Warrant Liabilities

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revaluation of warrant liabilities	$—	$50	$(50)	(100)%

Revaluation of warrant liabilities decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as there were no preferred stock warrants outstanding during the three months ended June 30, 2018.
Provision for Income Taxes

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$473	$174	$299	172%
Effective tax rate	(2.4)%	(1.0)%

We recorded an income tax provision for the three months ended June 30, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The increase in the provision for the three months ended June 30, 2018 was primarily due to an increase in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries.

Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
Product	$64,103	$47,150	$16,953	36%
Maintenance and professional services
Support and maintenance	55,345	38,885	16,460	42%
Professional services	7,843	6,122	1,721	28%
Total maintenance and professional services	63,188	45,007	18,181	40%
Total revenue	$127,291	$92,157	$35,134	38%

Product revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $23.8 million increase in Software Products revenue, which was partially offset by a $6.9 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $17.3 million increase in the sale of ForeScout Extended Modules and a $6.5 million increase in the sale of ForeScout CounterACT.
Maintenance and professional services revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, of which $7.3 million of the increase in maintenance and professional services revenue was attributed to support and maintenance contract value associated with an initial product sale, $9.2 million was attributed to support and maintenance contracts that were renewals, and $1.7 million was attributed to increased sales of professional services.
Cost of Revenue

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$12,055	$9,637	$2,418	25%
Maintenance and professional services	19,144	16,974	2,170	13%
Total cost of revenue	$31,199	$26,611	$4,588	17%

Product cost of revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, even though Hardware Products revenue decreased by $6.9 million. The increase in product cost of revenue increase reflects a $5.6 million increase in the product costs of hardware sold separately for use with ForeScout CounterACT, partially offset by $3.3 million decrease in the product costs of CounterACT Appliances, which are the hardware appliances that are embedded with ForeScout CounterACT.
Maintenance and professional services cost of revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in personnel costs related to increasing headcount in our customer support and professional services organization. From June 30, 2017 to June 30, 2018, we increased our customer support and professional services organization’s headcount by 12%.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2018		2017		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$52,048	81%	$37,513	80%	$14,535	1%
Maintenance and professional services	44,044	70%	28,033	62%	16,011	8%
Total gross profit	$96,092	75%	$65,546	71%	$30,546	4%

Gross profit increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
The increase in product margin was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of ForeScout Extended Modules. The increase was partially offset by a lower concentration of revenue generated from ForeScout CounterACT deployed in virtual environments. The mix between Software Products revenue and Hardware Products revenue shifted to 63:37 for the six months ended June 30, 2018, from 35:65 for the six months ended June 30, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with ForeScout CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 37:34:29 for the six months ended June 30, 2018, from 4:44:52 for the six months ended June 30, 2017.
The increase in maintenance and professional services margin was primarily driven by improvements made within maintenance and professional services as we scale our customer support and professional services organizations at a lower growth rate than our anticipated maintenance and professional services revenue growth rate, as well as a shift in revenue mix to higher margin support and maintenance revenue.
Operating Expenses

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$29,490	$21,649	$7,841	36%
Sales and marketing	87,318	68,601	18,717	27%
General and administrative	26,992	18,117	8,875	49%
Total operating expenses	$143,800	$108,367	$35,433	33%

Research and development expense increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in personnel costs of $7.0 million resulting from an 18% increase in headcount and includes an increase in stock compensation expense of $3.1 million.
Sales and marketing expense increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in personnel costs of $15.7 million resulting from a 19% increase in headcount and includes an increase in stock compensation expense of $8.2 million and an increase in commissions of $2.3 million due to higher sales. The increase was further driven by an increase in other marketing activities of $1.2 million.
General and administrative expense increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in personnel costs of $7.4 million driven by a 12% increase in headcount and includes an increase in stock compensation expense of $5.0 million.
Interest Expense

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(468)	$(663)	$195	(29)%
Interest expense decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income (Expense), Net

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$1,175	$(226)	$1,401	(620)%
Other income (expense), net increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in interest income from marketable securities.
Revaluation of Warrant Liabilities

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revaluation of warrant liabilities	$—	$(342)	$(50)	(100)%

Revaluation of warrant liabilities decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as there were no preferred stock warrants outstanding during the six months ended June 30, 2018.

Provision for Income Taxes

	Six Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$1,601	$809	$792	98%
Effective tax rate	(3.4)%	(1.8)%

We recorded an income tax provision for the six months ended June 30, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The increase in the provision for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	June 30, 2018	December 31, 2017

	(In thousands)
Working capital	$150,387	$144,296
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$99,560	$63,009
Marketable securities	120,322	123,384
Total cash, cash equivalents, and marketable securities	219,882	186,393
Total notes payable	19,211	22,824
Net cash, cash equivalents, and marketable securities	$200,671	$163,569

Our liquidity and capital resources are derived from cash received from our IPO and the Offering and cash flows from operations. Our cash equivalents are comprised of cash and money market accounts. Our marketable securities are comprised of commercial paper, corporate debt securities, and U.S. government securities. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
At June 30, 2018, our cash, cash equivalents, and marketable securities of $219.9 million were held for general corporate purposes, of which approximately $9.2 million was held outside of the United States. As discussed further in Note 6. Income Taxes of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, U.S. taxes have been provided for as prescribed by the Tax Act. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, customer deposits, current deferred revenue, and current notes payable. Working capital increased by $6.1 million during the six months ended June 30, 2018, primarily due to an increase in cash and cash equivalents, a decrease in accounts payable, and an increase in prepaid expenses and other current assets, partially offset by a decrease in accounts receivable, an increase in current deferred revenue, a decrease in marketable securities, and a decrease in inventory. The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Net cash provided by operating activities	$19,036	$1,250
Net cash used in investing activities	(1,553)	(2,794)
Net cash provided by (used in) financing activities	16,757	(5,454)
Net change in cash, cash equivalents, and restricted cash for period	$34,240	$(6,998)
On April 25, 2018 (the “Settlement Date”), an aggregate of 892,996 shares underlying the RSUs held by our directors and then-current employees vested and settled. Substantially all of the RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which is the effective date of the registration statement for our IPO, and was satisfied on the Settlement Date. For our executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of our common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by our non-executive employees, subject to tax withholding obligations, 55,904 shares were sold on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities of $19.0 million for the six months ended June 30, 2018 was primarily due to a net loss of $48.6 million adjusted by non-cash charges of $30.1 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $37.6 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of a decrease of $30.4 million in accounts receivable resulting from increased collections, an increase of $12.3 million in deferred revenue due to higher sales, a decrease of $1.9 million in inventory, and an increase of $1.1 million in other liabilities due to a change in the uncertain tax positions as a result of a statutory income tax and withholding tax audit in one of our foreign subsidiaries. This increase was partially offset by a decrease of $6.0 million in accounts payable, and an increase of $2.2 million in prepaid expenses and other current assets, both due to payments made.
Cash provided by operating activities of $1.3 million for the six months ended June 30, 2017 was primarily due to a net loss of $44.9 million adjusted by non-cash charges of $11.7 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $34.4 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of a decrease of $19.4 million in accounts receivable resulting from increased collections, an increase of $10.5 million in customer deposits, an increase of $7.0 million in deferred revenue from increased sales, and an increase of $3.3 million in accrued compensation. This increase was partially offset by a decrease of $4.8 million in accounts payable due to payments made, and an increase of $1.4 million in deferred commissions.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended June 30, 2018 was $1.6 million, primarily resulting from purchases of marketable securities of $46.1 million, and capital expenditures to purchase property and equipment of $4.8 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $49.4 million.
Cash used in investing activities during the six months ended June 30, 2017 was $2.8 million, primarily resulting from capital expenditures to purchase property and equipment.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the six months ended June 30, 2018 was $16.8 million, primarily from the exercise of employee stock options of $14.0 million, proceeds from the Offering of $13.8 million, and proceeds from shares issued in connection with the employee stock purchase plan of $3.8 million, partially offset by payments related to shares withheld for taxes on vesting of restricted stock units of $9.6 million, the repayment of notes payable of $3.8 million, and payments of deferred offering costs related to the Offering of $1.5 million.
Cash used in financing activities for the six months ended June 30, 2017 was $5.5 million, primarily from the repayment of notes payable of $3.8 million and payments of deferred offering costs related to our IPO of $2.4 million, partially offset by the exercise of employee stock options of $0.7 million.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the six months ended June 30, 2018 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017. See “Recently Adopted Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
See Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollars. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of June 30, 2018 and December 31, 2017 would result in a loss of $0.7 million and $1.1 million, respectively, on our condensed consolidated statements of operations. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of June 30, 2018, we had cash and cash equivalents, and marketable securities of $219.9 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at June 30, 2018 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. We do not currently believe that it is reasonably possible that additional losses in connection with litigation arising in the ordinary course of business would be material.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.
Risks Related to Our Business
As a result of recent changes in our market, sales organization, and go-to-market strategy, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
Although we were founded in 2000 and launched ForeScout CounterACT in 2006, much of our growth has occurred in recent periods. Our growth reflects a number of macro changes impacting the cyber security market, particularly through the emergence of the Internet of Things (“IoT”), and previously Bring Your Own Device (“BYOD”), initiatives, both of which have contributed to a significant increase in the number of unmanaged devices accessing IT networks and resulted in growing demand for our products. To address this demand, we have made substantial investments in our sales force. In addition, we are focusing on building relationships with our alliance partners such as CrowdStrike and CyberArk to utilize their sales force resources to reach new end-customers. As a result of these recent changes in our market, sales organization and go-to-market strategies, coupled with our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to developments in the security market, our results of operations and financial results could differ materially from our plans and forecasts. If we are unable to achieve our key objectives, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.

Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the six months ended June 30, 2018 and 2017, our revenue was $127.3 million and $92.2 million, respectively, representing year-over-year growth of 38%. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include continued retention and sales to existing end-customers, extending the reach of our sales force footprint and increasing the efficiency by which our sales force engages our end-customers. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
We have a history of losses and may be unable to achieve or maintain profitability in the future.
We have incurred significant net losses in each year since our inception. We may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We expect our operating expenses to increase over the next several years as we continue to expend substantial financial resources on, among other things, expanding and improving the functionality of our solution through the addition of new ForeScout Extended Modules, investments in research and development and sales and marketing, and the hiring of additional employees. The return on these investments, if any, will only be realized over time and may not result in increased revenue commensurate with increases in our expenses, or at all.
In addition, we completed our IPO in October 2017, and as a public company, we have incurred and will continue to incur significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. (“Cisco”) and HP Enterprise Company that may emulate or integrate features similar to ours into their own products; independent network security vendors that offer products that claim to perform similar functions to our solution; and small and large companies that offer point solutions that compete with some of the features present in our solution. We may also face competition from highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively as our market grows and IT budgets are increased or created to support next-generation threat protection.
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

Because we derive the majority of our revenue and cash flows from one product group, ForeScout CounterACT, the failure to achieve increased market acceptance of ForeScout CounterACT would adversely affect our business, results of operations, prospects, and financial condition.
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
The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents, and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which can offer only limited protection. We have a number of issued patents and pending patents applications in the United States and abroad, and we plan to file additional patent applications in the future. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to prevent competitors from using technology similar to our patented technology.
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
For example, in 2012, a non-operating entity brought a patent infringement action against us, which we settled in 2012 for a nominal amount, but which required the payment of legal fees and diverted management’s time and attention. Additionally, on October 24, 2017, Network Security Technologies, LLC (“NST”), a non-operating entity, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringed certain patents owned by it and sought unspecified damages. The case was voluntary dismissed on February 1, 2018.
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
We market and sell our products, maintenance, and professional services through a direct touch, channel fulfilled model. We currently have a channel network that includes channel partners, system integrators, value-added resellers, and distributors. If we lost any of our channel partners responsible for a significant portion of our business is unable to pay for our products, our results of operations could be harmed. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our revenue, we expect we will need to maintain our existing channel partners and continue to train and support them, as well as add new channel partners and effectively train, support, and integrate them with our sales process. Additionally, our entry into any new markets will require us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
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
We are subject to a number of state, federal, and international laws and regulations relating to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. For instance, in order for our solution to detect devices on a network, our solution gathers and tracks IP addresses to monitor each device on our end-customer’s networks. While we do not have immediate access to these IP addresses and other personal information, we may have access to this information from time to time in connection with our maintenance and professional services. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could harm our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union (the “EU”), the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
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
In addition, data protection regulation is an area of increased focus and changing requirements. On April 14, 2016 the EU adopted the General Data Protection Regulation 2016/679 (the “GDPR”) that took effect on May 25, 2018 and replaced the data protection laws of each EU member state previously in effect. The GDPR applies to companies established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing to meet the GDPR’s requirements before its application on May 25, 2018 has required, and will continue to require time, resources, and a review of the technology and systems currently in use against the GDPR’s requirements.
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
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
In addition, we issue stock options and other equity awards as a key component of our overall compensation and recruiting and retention efforts. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. We are also required under GAAP to recognize compensation expense in our results of operations for employee stock-based compensation under our equity grant programs, which may negatively impact our results of operations and may increase the pressure to limit stock-based compensation. Further, many of our employees have or may in the future receive significant proceeds from the sale of our equity in the public markets, which may reduce their motivation to continue to work for us and lead to greater attrition.

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
We may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). As a result, in future periods, we may be required to validate the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo (“DRC”) or adjoining countries. For instance, the Dodd-Frank Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements and other international standards, such as the Organization for Economic Co-Operation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas, may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. We may also face reputational challenges with our end-customers, stockholders and other stakeholders if we are unable to verify the origins for the minerals used in our products.
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
Further, our operations could be disrupted by the obligations of personnel to perform military service. We have a number of employees based in Israel, certain of which may be called upon to perform up to 54 days in each three year period (and in the case of non-officers depending on their specific military commanders or officers, up to 70 or 84 days, respectively, in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, up to 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. Our operations could be disrupted by the absence of a significant number of employees related to military service, which could materially adversely affect our business and results of operations.
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
We currently have operations in a number of foreign countries and make sales to end-customers throughout the world. The majority of our sales are into the Americas; however, we anticipate that our sales in markets outside of the Americas will increase as we grow and expand our international operations and sales force. In addition, we currently perform certain of our research and development and other operations in Israel and in other geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks, including:

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

•
potential failures of our foreign employees and channel partners to comply with both U.S. and foreign laws and regulations, including antitrust laws, trade regulations, and anti-bribery and corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

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
Our operations and the sale of our products are subject to various federal, state, local, and foreign environmental and safety regulations, including laws adopted by the EU, such as the Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”) and the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, (the “EU RoHS Directive”) of certain metals from global hot spots. The WEEE Directive requires electronic goods producers to be responsible for marking, collection, recycling, and treatment of such products. Changes in the WEEE Directive of the interpretation thereof may cause us to incur additional costs or meet additional regulatory requirements, which could be material.

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. Because we will no longer qualify as an emerging growth company at the conclusion of this fiscal year ended December 31, 2018, we will be required to include in our Annual Report on Form 10-K for the year ended December 31, 2018, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm.
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
We are in the process of designing and implementing the internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act. This process will be time consuming, costly, and complicated. We also anticipate that these costs and compliance initiatives will increase as a result of ceasing to be an emerging growth company at the conclusion of this fiscal year ending December 31, 2018. If we are unable to assert that our internal control over financial reporting is effective or when required in the future, if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
We are currently generating operating losses and have minimal tax rate uncertainty. When we begin generating operating profit, and fully utilize our net operating losses (“NOLs”), forecasts of our effective tax rate will become more complex. As a multinational corporation we conduct our business in many countries and are subject to different taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate will be highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.
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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Similar rules may apply under state tax laws. Based upon an analysis of the period from inception through November 30, 2015, we believe we may have undergone an ownership change and that a portion of our current NOLs may be subject to limitations under Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Risks Related to Owning Our Common Stock
Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.
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
Prior to our initial public offering, there was no public market for shares of our common stock. From October 27, 2017, the date that our common stock started trading on The NASDAQ Global Market, through June 30, 2018, the trading price of our common stock has ranged from $21.56 per share to $37.81 per share. The trading price of our common stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market, and other applicable securities laws and regulations. Compliance with these laws and regulations, and particularly when we will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2018, increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
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
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”); however, we will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not yet disclosed all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

FORESCOUT TECHNOLOGIES, INC.

Dated: August 9, 2018	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: August 9, 2018	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
(Principal Financial Officer)