Form 10-Q
period 2018-09-30
FORESCOUT TECHNOLOGIES, INC
filed 2018-11-09
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards providing pursuant to Section 7(a)(2)(B) of the Securities Act
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 42,862,220.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$129,035	$63,009
Marketable securities	81,289	123,384
Accounts receivable	67,967	64,686
Inventory	322	3,660
Deferred commissions - current	10,667	10,957
Prepaid expenses and other current assets	11,786	9,213
Total current assets	301,066	274,909
Deferred commissions - non-current	20,942	21,795
Property and equipment, net	24,376	23,260
Severance pay deposits	2,162	2,118
Restricted cash - non-current	1,189	4,146
Other assets	2,196	2,490
Total assets	$351,931	$328,718

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$902	$7,348
Accrued compensation	23,819	25,358
Accrued expenses	11,410	10,023
Customer deposits	331	1,008
Deferred revenue - current	95,448	79,631
Notes payable - current	7,309	7,245
Total current liabilities	139,219	130,613
Deferred revenue - non-current	66,633	55,228
Notes payable - non-current	10,089	15,579
Accrued severance pay liability	2,783	2,617
Other liabilities	7,964	9,190
Total liabilities	226,688	213,227

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
42,694,365 and 38,121,951 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	43	38
Additional paid-in capital	618,656	551,986
Accumulated other comprehensive loss	(147)	(112)
Accumulated deficit	(493,309)	(436,421)
Total stockholders’ equity	125,243	115,491
Total liabilities and stockholders' equity	$351,931	$328,718

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Revenue:
Product	$51,082	$43,204	$115,185	$90,354
Maintenance and professional services	34,546	26,136	97,734	71,143
Total revenue	85,628	69,340	212,919	161,497
Cost of revenue:
Product	8,947	7,240	21,002	16,877
Maintenance and professional services	10,250	8,688	29,394	25,662
Total cost of revenue	19,197	15,928	50,396	42,539
Total gross profit	66,431	53,412	162,523	118,958
Operating expenses:
Research and development	15,062	10,985	44,552	32,634
Sales and marketing	46,098	34,028	133,416	102,629
General and administrative	13,880	9,148	40,872	27,265
Total operating expenses	75,040	54,161	218,840	162,528
Loss from operations	(8,609)	(749)	(56,317)	(43,570)
Interest expense	(208)	(290)	(676)	(953)
Other income (expense), net	865	160	2,040	(66)
Revaluation of warrant liabilities	—	—	—	(342)
Loss before income taxes	(7,952)	(879)	(54,953)	(44,931)
Income tax provision	334	412	1,935	1,221
Net loss	$(8,286)	$(1,291)	$(56,888)	$(46,152)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.21)	$(1.41)	$(7.65)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	42,064,356	6,139,876	40,294,019	6,032,427

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Net loss	$(8,286)	$(1,291)	$(56,888)	$(46,152)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on marketable securities	135	—	(35)	—
Comprehensive loss	$(8,151)	$(1,291)	$(56,923)	$(46,152)

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net loss	$(56,888)	$(46,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	39,544	12,060
Depreciation	5,490	4,451
Revaluation of warrant liabilities	—	342
Other	113	259
Changes in operating assets and liabilities:
Accounts receivable	(3,414)	(4,286)
Inventory	3,348	835
Deferred commissions	1,143	(2,483)
Prepaid expenses and other current assets	(1,924)	66
Other assets	(154)	336
Accounts payable	(6,110)	(3,319)
Accrued compensation	(1,539)	3,820
Accrued expenses	1,704	(567)
Customer deposits	(677)	5,788
Deferred revenue	27,222	32,333
Severance pay, net	122	208
Other liabilities	(588)	(128)
Net cash provided by operating activities	7,392	3,563
Cash flows from investing activities:
Purchases of property and equipment	(6,766)	(3,386)
Purchases of marketable securities	(54,530)	—
Proceeds from maturities of marketable securities	97,050	—
Net cash provided by (used in) investing activities	35,754	(3,386)
Cash flows from financing activities:
Repayments of notes payable	(5,625)	(5,624)
Proceeds from sales of shares through employee equity incentive plans	24,648	960
Payment related to shares withheld for taxes on vesting of restricted stock units	(10,727)	—
Proceeds from public offerings, net	13,818	—
Payments of deferred offering costs	(1,542)	(2,708)
Net cash provided by (used in) financing activities	20,572	(7,372)
Net change in cash, cash equivalents, and restricted cash for period	63,718	(7,195)
Cash, cash equivalents, and restricted cash at beginning of period	67,357	83,877
Cash, cash equivalents, and restricted cash at end of period	$131,075	$76,682

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$129,035	$72,344
Restricted cash included in prepaid expenses and other current assets	851	201
Restricted cash	1,189	4,137
Total cash, cash equivalents, and restricted cash	$131,075	$76,682

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
Follow-On Offering
The Company closed its follow-on offering (the “Offering”) in March 2018, in which it issued and sold 500,000 shares of its common stock. Further, an additional 4,572,650 shares of its common stock were sold by certain stockholders in the Offering, inclusive of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The price to the public was $29.00 per share. The Company received aggregate proceeds of $16.4 million from the Offering, net of underwriters’ discounts and commissions of $0.7 million and inclusive of approximately $2.6 million received by the Company in connection with the exercise by certain selling stockholders of options to purchase an aggregate of 425,436 shares of common stock that were sold in the Offering. The Company incurred offering costs of approximately $1.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the Offering.
Common Stock Warrants
During the second quarter of 2018, 83,163 common stock warrants, which were outstanding and exercisable as of December 31, 2017 were exercised. In lieu of payment of the aggregate warrant price, the warrant holder elected a “cashless exercise”, whereby a portion of the shares equal to the aggregate warrant price were withheld. The fair market value one day prior to the exercise date was $33.36, which resulted in 66,661 shares being issued by the Company. As of September 30, 2018, 74 common stock warrants remained outstanding and exercisable.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). The new standard requires lessees to recognize leases on their balance sheet as a right-of-use asset and a lease liability. The standard requires a modified retrospective transition approach and provides certain optional transitional relief. In July 2018, the FASB issued ASU No. 2018-10 (Topic 842), Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11 (Topic 842), Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard is effective for the Company in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities reported.

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
Impacts on Financial Statements
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable	$65,428	$(742)	$64,686
Deferred commissions - current	$—	$10,957	$10,957
Prepaid expenses and other current assets	$8,655	$558	$9,213
Deferred commissions - non-current	$—	$21,795	$21,795
Other assets	$2,002	$488	$2,490
Liabilities and stockholders’ equity (deficit)
Deferred revenue - current	$98,027	$(18,396)	$79,631
Deferred revenue - non-current	$64,731	$(9,503)	$55,228
Accumulated deficit	$(497,376)	$60,955	$(436,421)

Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$39,192	$4,012	$43,204	$83,889	$6,465	$90,354
Maintenance and professional services	$25,164	$972	$26,136	$71,026	$117	$71,143
Cost of revenue:
Product	$7,201	$39	$7,240	$17,117	$(240)	$16,877
Operating expenses:
Sales and marketing	$34,957	$(929)	$34,028	$104,515	$(1,886)	$102,629
Loss from operations	$(6,623)	$5,874	$(749)	$(52,278)	$8,708	$(43,570)
Net loss	$(7,165)	$5,874	$(1,291)	$(54,860)	$8,708	$(46,152)
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$0.96	$(0.21)	$(9.09)	$1.44	$(7.65)
Revenue by geographic area based on the billing address of the customer, which reflects the adoption of ASC 606, is as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Americas
United States	$50,348	$4,649	$54,997	$119,409	$3,973	$123,382
Other Americas	1,602	529	2,131	3,989	719	4,708
Total Americas	51,950	5,178	57,128	123,398	4,692	128,090
Europe, Middle East, and Africa	8,071	(308)	7,763	21,275	1,836	23,111
Asia Pacific and Japan	4,335	114	4,449	10,242	54	10,296
Total revenue	$64,356	$4,984	$69,340	$154,915	$6,582	$161,497

The adoption of ASC 606 impacted certain line items in the cash flows from operating activities as follows (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(54,860)	$8,708	$(46,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commissions	$—	$(2,483)	$(2,483)
Prepaid expenses and other current assets	$177	$(111)	$66
Other assets	$(131)	$467	$336
Deferred revenue	$39,014	$(6,681)	$32,333

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
Capitalized contract costs were $32.2 million and $33.8 million as of September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, amortization expense for the contract costs was $3.7 million and $11.7 million, respectively, and there was no impairment loss in relation to the costs capitalized. For the three and nine months ended September 30, 2017, amortization expense for the contract costs was $2.8 million and $8.7 million, respectively, and there was no impairment loss in relation to the costs capitalized.
Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for products or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. The Company has no material contract assets. A receivable will be recorded on the condensed consolidated balance sheets when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer products or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended September 30, 2018
Contract Liabilities
Balance as of June 30, 2018	$147,539
Additions	100,496
Gross revenue recognized	(85,623)
Balance as of September 30, 2018	$162,412

Nine Months Ended September 30, 2018
Contract Liabilities
Balance as of January 1, 2018	$135,867
Additions	239,597
Gross revenue recognized	(213,052)
Balance as of September 30, 2018	$162,412
During the three and nine months ended September 30, 2018, the Company recognized revenue of $28.5 million and $66.5 million that was included in the contract liabilities balance as of June 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2017, the Company recognized revenue of $22.7 million and $44.0 million that was included in the contract liabilities balance as of June 30, 2017 and December 31, 2016, respectively.
Contract modifications entered into during the nine months ended September 30, 2018 did not have a significant impact on the Company’s contract assets or contract liabilities.
Performance Obligations
The majority of the contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue, certain customer deposits, and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $162.6 million as of September 30, 2018, of which the Company expects to recognize approximately 59% of the revenue over the next 12 months and the remainder thereafter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2018	2017	2018	2017
Software products	$28,423	$18,550	$68,718	$35,038
Hardware products	22,659	24,654	46,467	55,316
Support and maintenance	30,339	22,789	85,684	61,674
Professional services	4,207	3,347	12,050	9,469
Total revenue	$85,628	$69,340	$212,919	$161,497
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy (in thousands):

	September 30, 2018			December 31, 2017
Financial Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$46,352	$—	$—	$24,526	$—	$—
Money market accounts	82,683	—	—	38,483	—	—
Total cash and cash equivalents	129,035	—	—	63,009	—	—
Marketable securities:
Commercial paper	—	12,948	—	—	40,610	—
Corporate debt securities	—	52,407	—	—	58,948	—
U.S. government securities	—	15,934	—	—	23,826	—
Total marketable securities	—	81,289	—	—	123,384	—
Restricted cash (current and non-current)	2,040	—	—	4,348	—	—
Total financial assets	$131,075	$81,289	$—	$67,357	$123,384	$—
Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$12,948	$—	$—	$12,948	$40,610	$—	$—	$40,610
Corporate debt securities	52,521	—	(114)	52,407	59,031	—	(83)	58,948
U.S. government securities	15,966	—	(32)	15,934	23,855	—	(29)	23,826
Total marketable securities	$81,435	$—	$(146)	$81,289	$123,496	$—	$(112)	$123,384
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of September 30, 2018 and December 31, 2017 by the contractual maturity date (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$81,435	$81,289	$83,419	$83,374
Due between one and five years	—	—	40,077	40,010
Total	$81,435	$81,289	$123,496	$123,384
The Company had 18 and 20 marketable securities in unrealized loss positions as of September 30, 2018 and December 31, 2017, respectively. For individual marketable securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following tables (in thousands):

	September 30, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$52,407	$(114)	$—	$—	$52,407	$(114)
U.S. government securities	15,933	(32)	—	—	15,933	(32)
Total	$68,340	$(146)	$—	$—	$68,340	$(146)

	December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$58,581	$(83)	$—	$—	$58,581	$(83)
U.S. government securities	23,771	(29)	—	—	23,771	(29)
Total	$82,352	$(112)	$—	$—	$82,352	$(112)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities at September 30, 2018 or December 31, 2017.
Note 5. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue:
Product	$67	$19	$174	$60
Maintenance and professional services	715	286	2,211	930
Research and development	2,613	630	7,473	2,043
Sales and marketing	6,165	1,602	18,195	4,868
General and administrative	3,458	1,372	11,491	4,159
Total	$13,018	$3,909	$39,544	$12,060

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “Plans”), and related information (in thousands, except share, per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	9,313,633	$10.63	7.2	$198,012
Options granted	43,525	$30.81
Options exercised	(2,583,539)	$8.05
Options forfeited	(270,588)	$15.87
Balance—September 30, 2018	6,503,031	$11.57	6.8	$170,314
Options vested and exercisable—September 30, 2018	4,490,307	$9.84	6.4	$125,351
As of September 30, 2018, the total unrecognized compensation cost related to unvested options was $15.1 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. No stock option awards were granted during the three months ended September 30, 2018. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of common stock	-	$19.78 – $19.78	$29.92 – $30.97	$16.73 – $19.78
Risk-free interest rate	-	1.9% – 2.0%	2.4% – 2.8%	1.9% – 2.1%
Expected term (in years)	-	6.0 – 6.1	6.1	6.0 – 6.1
Volatility	-	47% – 48%	48%	47% – 49%
Dividend yield	-	—%	—%	—%
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under the Plans, and related information (in thousands, except share, per share, and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4,216,001	$20.57	1.7	$134,448
RSUs granted	2,379,117	$32.99
RSUs vested	(1,472,140)	$14.60
RSUs forfeited	(108,755)	$24.88
Balance—September 30, 2018	5,014,223	$28.12	1.9	$189,337
As of September 30, 2018, the total unrecognized compensation cost related to unvested RSUs was $112.2 million, which is expected to be amortized over a weighted-average period of approximately 2.9 years.

On April 25, 2018 (the “Settlement Date”), an aggregate of 892,996 shares underlying the RSUs held by the Company’s directors and then-current employees vested and settled. Substantially all of the RSUs vested upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which was the effective date of the registration statement for the Company’s initial public offering (“IPO”), and was satisfied on the Settlement Date. For the Company’s executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of the Company’s common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by the Company’s non-executive employees, subject to tax withholding obligations, 55,904 shares were sold on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Note 6. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three and nine months ended September 30, 2018, the Company recorded a tax provision of $0.3 million and $1.9 million, respectively, representing an effective tax rate of (4.2)% and (3.5)%, respectively. For the three and nine months ended September 30, 2017, the Company recorded a tax provision of $0.4 million and $1.2 million, respectively, representing an effective tax rate of (46.9)% and (2.7)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in worldwide loss before income taxes. The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance.
On April 22, 2018, the Supreme Court of Israel ruled to uphold a decision for stock based compensation to be included within Israeli entities’ transfer pricing reimbursement arrangements. For the second quarter of 2018, the Company had appropriately recorded an uncertain tax position for this matter, but required additional time to assess the application of the court ruling to the Company's facts. In the third quarter of 2018, the Company concluded that its Israeli tax return filing position should include a transfer pricing adjustment for stock based compensation. As a result, the Company’s liability associated with uncertain tax positions decreased by approximately $1.9 million with a corresponding increase to current income tax payable included in accrued expenses.
In connection with the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, the Company recorded a provisional amount related to the re-measurement of deferred tax assets from 34% to 21% of $36.5 million, offset by valuation allowance in its income tax expense for the year ended December 31, 2017. The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company had a provisional $6.9 million of undistributed foreign E&P subject to repatriation, however, no tax liability was recognized as of the calendar year end because the deemed repatriation is expected to be fully offset by net operating losses. The effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three and nine months ended September 30, 2018 did not reflect any adjustment to the provisional amounts previously recorded. The Company will continue to assess the effects of the Tax Act and expects to complete its analysis within the measurement period.
In addition, the Tax Act provides for new international rules for Global Intangible Low-Tax Income (“GILTI”), Base Erosion Anti-Abuse Tax (“BEAT”), and Foreign Derived Intangible Income (“FDII”), which are effective for tax years beginning after December 31, 2017. BEAT and FDII are not expected to be applicable to the Company in the current year and there was no income inclusion associated with GILTI for the three and nine months ended September 30, 2018.
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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Net loss attributable to common stockholders	$(8,286)	$(1,291)	$(56,888)	$(46,152)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	42,064,356	6,139,876	40,294,019	6,032,427
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.21)	$(1.41)	$(7.65)
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share:

	As of September 30,
	2018	2017
Options to purchase common stock	6,503,031	9,413,141
Unvested early exercised common shares	71,249	231,423
Unvested restricted stock units	5,014,223	3,031,223
Shares estimated under Employee Stock Purchase Plan	148,145	—
Warrants to purchase common stock	74	233,023
Redeemable convertible preferred stock	—	24,788,362
Warrants to purchase redeemable convertible preferred stock	—	292,862
Note 8. Subsequent Events
On November 7, 2018, the Company completed the acquisition of SecurityMatters, B.V. (“SecurityMatters”) for a total purchase price of approximately $113.3 million in cash, subject to purchase price adjustments. The SecurityMatters acquisition is intended to enhance the Company’s market-leading solutions with deeper visibility into the operational technology network stack. The acquisition will be accounted for as a business combination. The Company has not yet completed its acquisition accounting for this transaction and is in the process of evaluating the impact of the business combination on its consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See section titled “Special Note Regarding Forward-Looking Statements.”

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
Third Quarter 2018 Financial Highlights
As of September 30, 2018, we have sold to over 3,000 end-customers in over 80 countries, including 20% of the Global 2000, since our inception. For the three months ended September 30, 2018 and 2017, we sold to 7% and 6% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, technology, manufacturing, services, entertainment, retail, energy, and education.

The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Product revenue	$51,082	$43,204	$115,185	$90,354
Product revenue year-over-year percentage growth	18%		27%
Maintenance and professional services revenue	34,546	26,136	97,734	71,143
Maintenance and professional services revenue year-over-year percentage growth	32%		37%
Total revenue	85,628	69,340	212,919	161,497
Total revenue year-over-year percentage growth	23%		32%
Gross profit	66,431	53,412	162,523	118,958
Gross margin	78%	77%	76%	74%
Loss from operations	(8,609)	(749)	(56,317)	(43,570)
Loss from operations as a percentage of total revenue	(10)%	(1)%	(26)%	(27)%
Net loss	(8,286)	(1,291)	(56,888)	(46,152)
Net cash provided by operating activities			7,392	3,563
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
Continued Retention and Sales to Existing End-Customers
We believe the net-recurring revenue retention rate over the trailing 12 month period on our support and maintenance contracts is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on support and maintenance contracts using the following formula:
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate on support and maintenance contracts
A = annualized value of support and maintenance contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new support and maintenance contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the 12 month period under measurement

We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of their IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of September 30, 2018 and December 31, 2017 were 120% and 126%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our Software Products or Hardware Products under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant enterprise opportunity caused by an increase in unmanaged devices coming onto networks. We have more than tripled the size of our quota-bearing sales representatives from the beginning of 2015 to September 30, 2018. We expect to continue to make substantial investments in our sales force to increase adoption within the Global 2000 and public sector.
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
Key Financial Metrics
Non-GAAP Operating Income (Loss) and Free Cash Flow
In addition to our results determined in accordance with GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
We define non-GAAP operating income (loss) as loss from operations excluding stock-based compensation expense and acquisition-related expenses. We consider non-GAAP operating income (loss) to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation, a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and non-recurring and non-operating acquisition-related expenses. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.
We define free cash flow as net cash provided by operating activities less purchases of property and equipment. We consider free cash flow to be an important metric because it measures the amount of cash we use or generate and reflects changes in working capital.

A reconciliation of non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Non-GAAP operating income (loss):
Loss from operations	$(8,609)	$(749)	$(56,317)	$(43,570)
Add:
Stock-based compensation expense	13,018	3,909	39,544	12,060
Acquisition-related expenses	481	—	481	—
Non-GAAP operating income (loss)	$4,890	$3,160	$(16,292)	$(31,510)
A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$7,392	$3,563
Less: purchases of property and equipment	(6,766)	(3,386)
Free cash flow (non-GAAP)	$626	$177
Net cash provided by (used in) investing activities	$35,754	$(3,386)
Net cash provided by (used in) financing activities	$20,572	$(7,372)
It is important to note that other companies, including companies in our industry, may not use non-GAAP operating income (loss) or free cash flow, may calculate these metrics differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of these non-GAAP metrics as comparative measures.
As a result, our non-GAAP operating income (loss) and free cash flow should be considered in addition to, not as substitutes for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating income (loss) to the corresponding GAAP financial measure, operating loss, and reconciliations of free cash flow to the corresponding GAAP financial measure, cash flow provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP operating income (loss) and free cash flow in conjunction with the corresponding GAAP financial measure.
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
Product margin on our Software Products was approximately 99% for each of the nine months ended September 30, 2018 and 2017. Product margin on our Hardware Products vary. The average product margin on hardware sold separately for use with ForeScout CounterACT was approximately 25% and 26% for the nine months ended September 30, 2018 and 2017, respectively. Product margin on CounterACT Appliances, which are the hardware appliances that are embedded with ForeScout CounterACT, vary. The average product margin on our high-end CounterACT Appliances was approximately 80% and 82%, and average product margin on our low-end CounterACT Appliances was approximately 54% and 57%, for the nine months ended September 30, 2018 and 2017, respectively. We expect our product margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our product margins to increase as a percentage of product revenue primarily due to a shift in product mix towards increased sales of ForeScout CounterACT deployed in virtual environments, which does not use hardware provided by us, and ForeScout Extended Modules.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and with regard to sales and marketing expense, sales commissions.

•
Research and Development. Research and development expense consists primarily of personnel costs. Research and development expense also includes consulting expense and allocated costs including facilities and information technology related costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services; however, we expect our research and development expense to decline as a percentage of total revenue in the long term as we scale the business.

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
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes, unrecognized tax benefits, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.

Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$51,082	$43,204	$115,185	$90,354
Maintenance and professional services	34,546	26,136	97,734	71,143
Total revenue	85,628	69,340	212,919	161,497
Cost of revenue:
Product (1)	8,947	7,240	21,002	16,877
Maintenance and professional services (1)	10,250	8,688	29,394	25,662
Total cost of revenue	19,197	15,928	50,396	42,539
Total gross profit	66,431	53,412	162,523	118,958
Operating expenses:
Research and development (1)	15,062	10,985	44,552	32,634
Sales and marketing (1)	46,098	34,028	133,416	102,629
General and administrative (1)	13,880	9,148	40,872	27,265
Total operating expenses	75,040	54,161	218,840	162,528
Loss from operations	(8,609)	(749)	(56,317)	(43,570)
Interest expense	(208)	(290)	(676)	(953)
Other income (expense), net	865	160	2,040	(66)
Revaluation of warrant liabilities	—	—	—	(342)
Loss before income taxes	(7,952)	(879)	(54,953)	(44,931)
Income tax provision	334	412	1,935	1,221
Net loss	$(8,286)	$(1,291)	$(56,888)	$(46,152)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Cost of revenue:
Product	$67	$19	$174	$60
Maintenance and professional services	715	286	2,211	930
Research and development	2,613	630	7,473	2,043
Sales and marketing	6,165	1,602	18,195	4,868
General and administrative	3,458	1,372	11,491	4,159
Total	$13,018	$3,909	$39,544	$12,060

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	60%	62%	54%	56%
Maintenance and professional services	40	38	46	44
Total revenue	100	100	100	100
Cost of revenue:
Product	10	10	10	10
Maintenance and professional services	12	13	14	16
Total cost of revenue	22	23	24	26
Total gross profit	78	77	76	74
Operating expenses:
Research and development	18	16	21	20
Sales and marketing	54	49	63	64
General and administrative	16	13	19	17
Total operating expenses	88	78	103	101
Loss from operations	(10)	(1)	(27)	(27)
Interest expense	—	—	—	(1)
Other income (expense), net	1	—	1	—
Revaluation of warrant liabilities	—	—	—	—
Loss before income taxes	(9)	(1)	(26)	(28)
Income tax provision	1	1	1	1
Net loss	(10)%	(2)%	(27)%	(29)%

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
Product	$51,082	$43,204	$7,878	18%
Maintenance and professional services
Support and maintenance	30,339	22,789	7,550	33%
Professional services	4,207	3,347	860	26%
Total maintenance and professional services	34,546	26,136	8,410	32%
Total revenue	$85,628	$69,340	$16,288	23%

Product revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $9.9 million increase in Software Products revenue, which was partially offset by a $2.0 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $6.1 million increase in the sale of ForeScout CounterACT, and a $3.8 million increase in the sale of ForeScout Extended Modules.
Maintenance and professional services revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $4.1 million increase attributed to support and maintenance contracts associated with initial product sales, a $3.5 million increase attributed to support and maintenance contracts that were renewals, and a $0.9 million increase attributed to increased sales of professional services.
Cost of Revenue

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$8,947	$7,240	$1,707	24%
Maintenance and professional services	10,250	8,688	1,562	18%
Total cost of revenue	$19,197	$15,928	$3,269	21%

Product cost of revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $2.4 million increase due to higher quantities of hardware sold separately for use with ForeScout CounterACT, partially offset by a $0.8 million decrease due to lower quantities of CounterACT Appliances sold.
Maintenance and professional services cost of revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in personnel costs related to increased headcount in our customer support and professional services organization. From September 30, 2017 to September 30, 2018, we increased our customer support and professional services organization’s headcount by 18%.
Gross Profit and Gross Margin

	Three Months Ended September 30,
	2018		2017		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$42,135	82%	$35,964	83%	$6,171	(1)%
Maintenance and professional services	24,296	70%	17,448	67%	6,848	3%
Total gross profit	$66,431	78%	$53,412	77%	$13,019	1%

Gross profit increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The decrease in product margin was primarily driven by a shift in product mix within Hardware Products revenue due to a lower concentration of high-end CounterACT Appliances revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease was partially offset by a higher concentration of revenue generated from Software Products. The mix between Software Products revenue and Hardware Products revenue shifted to 56:44 for the three months ended September 30, 2018, from 43:57 for the three months ended September 30, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with ForeScout CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 22:28:50 for the three months ended September 30, 2018, from 8:30:62 for the three months ended September 30, 2017.
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
Operating Expenses

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$15,062	$10,985	$4,077	37%
Sales and marketing	46,098	34,028	12,070	35%
General and administrative	13,880	9,148	4,732	52%
Total operating expenses	$75,040	$54,161	$20,879	39%

Research and development expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in personnel costs of $3.5 million resulting from a 24% increase in headcount and includes an increase in stock compensation expense of $1.8 million.
Sales and marketing expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in personnel costs of $10.7 million resulting from a 27% increase in headcount and includes an increase in stock compensation expense of $4.2 million.
General and administrative expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in personnel costs of $3.3 million resulting from a 15% increase in headcount and includes an increase in stock compensation expense of $2.0 million.
Interest Expense

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(208)	$(290)	$82	(28)%
Interest expense decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.

Other Income (Expense), Net

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$865	$160	$705	441%
Other income (expense), net increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in interest income from marketable securities.
Provision for Income Taxes

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$334	$412	$(78)	(19)%
Effective tax rate	(4.2)%	(46.9)%

We recorded an income tax provision for the three months ended September 30, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The decrease in the provision for the three months ended September 30, 2018 was primarily due to a decrease in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries. The effective tax rate increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
Product	$115,185	$90,354	$24,831	27%
Maintenance and professional services
Support and maintenance	85,684	61,674	24,010	39%
Professional services	12,050	9,469	2,581	27%
Total maintenance and professional services	97,734	71,143	26,591	37%
Total revenue	$212,919	$161,497	$51,422	32%

Product revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $33.7 million increase in Software Products revenue, which was partially offset by an $8.8 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $21.1 million increase in the sale of ForeScout Extended Modules and a $12.5 million increase in the sale of ForeScout CounterACT.
Maintenance and professional services revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, of which $11.4 million of the increase in maintenance and professional services revenue was attributed to support and maintenance contract value associated with an initial product sale, $12.6 million was attributed to support and maintenance contracts that were renewals, and $2.6 million was attributed to increased sales of professional services.
Cost of Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$21,002	$16,877	$4,125	24%
Maintenance and professional services	29,394	25,662	3,732	15%
Total cost of revenue	$50,396	$42,539	$7,857	18%

Product cost of revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an $8.0 million increase due to higher quantities of hardware sold separately for use with ForeScout CounterACT, partially offset by $4.1 million decrease due to lower quantities of CounterACT Appliances sold.
Maintenance and professional services cost of revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in personnel costs related to increasing headcount in our customer support and professional services organization. From September 30, 2017 to September 30, 2018, we increased our customer support and professional services organization’s headcount by 18%.
Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2018		2017		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$94,183	82%	$73,477	81%	$20,706	1%
Maintenance and professional services	68,340	70%	45,481	64%	22,859	6%
Total gross profit	$162,523	76%	$118,958	74%	$43,565	2%

Gross profit increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The increase in product margin was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of ForeScout Extended Modules and ForeScout CounterACT. The increase was partially offset by a lower concentration of high-end CounterACT Appliances revenue. The mix between Software Products revenue and Hardware Products revenue shifted to 60:40 for the nine months ended September 30, 2018, from 39:61 for the nine months ended September 30, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with ForeScout CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 30:31:39 for the nine months ended September 30, 2018, from 6:37:57 for the nine months ended September 30, 2017.
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
Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$44,552	$32,634	$11,918	37%
Sales and marketing	133,416	102,629	30,787	30%
General and administrative	40,872	27,265	13,607	50%
Total operating expenses	$218,840	$162,528	$56,312	35%

Research and development expense increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in personnel costs of $10.5 million resulting from a 24% increase in headcount and includes an increase in stock compensation expense of $4.9 million.
Sales and marketing expense increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in personnel costs of $26.2 million resulting from a 27% increase in headcount and includes an increase in stock compensation expense of $12.4 million. The increase was further driven by an increase in other marketing activities of $1.6 million.
General and administrative expense increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in personnel costs of $10.7 million driven by a 15% increase in headcount and includes an increase in stock compensation expense of $7.0 million. The increase was further driven by an increase in professional fees of $1.1 million.
Interest Expense

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(676)	$(953)	$277	(29)%

Interest expense decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$2,040	$(66)	$2,106	(3,191)%
Other income (expense), net increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in interest income from marketable securities.
Revaluation of Warrant Liabilities

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revaluation of warrant liabilities	$—	$(342)	$342	(100)%

Revaluation of warrant liabilities includes adjustments to the estimated fair value of our preferred stock warrants outstanding offset by any gain realized from the exercise of outstanding warrants when the fair value of the warrants exercised is greater than the fair value of the redeemable stock. These warrants were exercised upon our IPO.
Revaluation of warrant liabilities decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as there were no preferred stock warrants outstanding during the nine months ended September 30, 2018.
Provision for Income Taxes

	Nine Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$1,935	$1,221	$714	58%
Effective tax rate	(3.5)%	(2.7)%

We recorded an income tax provision for the nine months ended September 30, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The increase in the provision for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in income tax reserves related to a statutory income tax and withholding tax audit in one of our foreign subsidiaries.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	September 30, 2018	December 31, 2017

	(In thousands)
Working capital	$161,847	$144,296
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$129,035	$63,009
Marketable securities	81,289	123,384
Total cash, cash equivalents, and marketable securities	210,324	186,393
Total notes payable	17,398	22,824
Net cash, cash equivalents, and marketable securities	$192,926	$163,569

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
At September 30, 2018, our cash, cash equivalents, and marketable securities of $210.3 million were held for general corporate purposes, of which approximately $6.4 million was held outside of the United States. As discussed further in Note 6. Income Taxes of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, U.S. taxes have been provided for as prescribed by the Tax Act. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, customer deposits, current deferred revenue, and current notes payable. Working capital increased by $17.6 million during the nine months ended September 30, 2018, primarily due to an increase in cash and cash equivalents, a decrease in accounts payable, an increase in accounts receivable, an increase in prepaid expenses and other current assets, and a decrease in accrued compensation, partially offset by a decrease in marketable securities, an increase in current deferred revenue, a decrease in inventory, and an increase in accrued expenses. The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Net cash provided by operating activities	$7,392	$3,563
Net cash provided by (used in) investing activities	35,754	(3,386)
Net cash provided by (used in) financing activities	20,572	(7,372)
Net change in cash, cash equivalents, and restricted cash for period	$63,718	$(7,195)

On April 25, 2018 (the “Settlement Date”), an aggregate of 892,996 shares underlying the RSUs held by our directors and then-current employees vested and settled. Substantially all of the RSUs vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which was the effective date of the registration statement for our IPO, and was satisfied on the Settlement Date. For our executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of our common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by our non-executive employees, subject to tax withholding obligations, 55,904 shares were sold on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities of $7.4 million for the nine months ended September 30, 2018 was primarily due to a net loss of $56.9 million adjusted by non-cash charges of $45.1 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $19.1 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of an increase of $27.2 million in deferred revenue due to higher sales, a decrease of $3.3 million in inventory, an increase of $1.7 million in accrued expenses, and a decrease of $1.1 million in deferred commissions. This increase was partially offset by a decrease of $6.1 million in accounts payable due to payments made, an increase of $3.4 million in accounts receivable, an increase of $1.9 million in prepaid expenses and other current assets, and a decrease of $1.5 million in accrued compensation.
Cash provided by operating activities of $3.6 million for the nine months ended September 30, 2017 was primarily due to a net loss of $46.2 million adjusted by non-cash charges of $17.1 million, primarily relating to stock-based compensation and depreciation of property and equipment, and a net increase of $32.6 million in the net change of our operating assets and liabilities. The increase in the net change of our operating assets and liabilities was primarily the result of an increase of $32.3 million in deferred revenue from increased sales, an increase of $5.8 million in customer deposits, and an increase of $3.8 million in accrued compensation. This increase was partially offset by an increase of $4.3 million in accounts receivable resulting from increased sales, a decrease of $3.3 million in accounts payable due to payments made, and an increase of $2.5 million in deferred commissions.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash provided by investing activities during the nine months ended September 30, 2018 was $35.8 million, primarily resulting from proceeds from maturities of marketable securities of $97.1 million, partially offset by purchases of marketable securities of $54.5 million, and capital expenditures to purchase property and equipment of $6.8 million related to the continuing growth of our business.
Cash used in investing activities during the nine months ended September 30, 2017 was $3.4 million, primarily resulting from capital expenditures to purchase property and equipment.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the nine months ended September 30, 2018 was $20.6 million, primarily from the proceeds from sales of shares through employee equity incentive plans of $24.6 million, and proceeds from the Offering of $13.8 million, partially offset by payments related to shares withheld for taxes on vesting of restricted stock units of $10.7 million, the repayment of notes payable of $5.6 million, and payments of deferred offering costs related to the Offering of $1.5 million.

Cash used in financing activities for the nine months ended September 30, 2017 was $7.4 million, primarily from the repayment of notes payable of $5.6 million and payments of deferred offering costs related to our IPO of $2.7 million, partially offset by the exercise of employee stock options of $1.0 million.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the nine months ended September 30, 2018 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Hedging and Pledging Policy Updates
The pledge arrangement previously disclosed in our most recent proxy statement with regard to our Chief Financial Officer, Christopher Harms, has terminated and is of no further effect.  Accordingly, in compliance with our internal policies, no director or officer of the Company is a party to any hedging or pledging arrangement with respect to any shares of the Company’s common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollars. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of September 30, 2018 and December 31, 2017 would result in a loss of $0.8 million and $1.1 million, respectively, on our condensed consolidated statements of operations. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of September 30, 2018, we had cash and cash equivalents, and marketable securities of $210.3 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at September 30, 2018 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.
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
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the nine months ended September 30, 2018 and 2017, our revenue was $212.9 million and $161.5 million, respectively, representing year-over-year growth of 32%. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include continued retention and sales to existing end-customers, extending the reach of our sales force footprint and increasing the efficiency by which our sales force engages our end-customers. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
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
In addition, data protection regulation is an area of increased focus and changing requirements. On April 14, 2016 the EU adopted the General Data Protection Regulation 2016/679 (the “GDPR”) that took effect on May 25, 2018 and replaced the data protection laws of each EU member state previously in effect. The GDPR applies to companies established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, working to meet the GDPR’s requirements has required, and will continue to require time, resources, and a review of the technology and systems currently in use against the GDPR’s requirements. The United Kingdom also recently enacted legislation that substantially implements the GDPR. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.

Additionally, with regard to transfers of personal data from our European customers and employees to the U.S., we utilize the EU-U.S. Privacy Shield and a related program, the U.S.-Swiss Privacy Shield. The U.S.-EU Privacy Shield has been challenged in European courts, however, and may be suspended or invalidated. It is uncertain that the U.S.-EU or U.S.-Swiss Privacy Shield programs will remain intact and serve as appropriate means for us to meet European requirements for personal data transfers from the EEA or Switzerland to the United States. Developments in the legal landscape affecting the transfer of personal data from the EEA may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We may find it necessary to establish systems to maintain personal data originating from the EU or Switzerland in the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.
Additionally, beginning on January 1, 2020, the California Consumer Privacy Act (the “CCPA”) will take effect. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and provide such consumers new abilities to opt-out of certain sales of their personal information. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Even the perception of privacy or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain employees. If our security measures are, or are perceived to be, inadequate or breached as a result of third-party action, employee error or malfeasance, product defects, social engineering techniques, or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity, or availability of our systems or networks or any data we process or maintain, or the loss, destruction, or corruption of such data, we could incur significant liability, we could face a loss of revenues, our business may suffer, and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing. Any actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to address and eliminate vulnerabilities, to remediate any breach or incident, and to prevent future security breaches or incidents.
Additionally, we cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
We have acquired and may in the future acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
Our success will depend, in part, on our ability to grow our business in response to changing technologies, end-customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, on November 7, 2018, we acquired SecurityMatters. The risks we face in connection with acquisitions include:

•
encountering difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of a company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	failure to achieve the expected benefits of the acquisition or investment;

•	difficulties maintaining relationships with the customers and suppliers of the acquired company;

•	unforeseen liabilities that were not identified or accounted for in due diligence;

•	disruptions of our ongoing business, divert resources, increase our expenses, and distract our management;

•	ineffective or inadequate controls, procedures or policies at the acquired company;

•	differing regulatory or tax regimes applicable to the acquired company;

•	the tax and accounting effects of the acquisition, which may adversely impact our financial results;

•	our use of cash to pay for acquisitions, which would limit other potential uses for our cash;

•	if we incur debt to fund an acquisition, such debt may subject us to material restrictions on our ability to conduct our business; and

•	if we issue a significant amount of equity securities in connection with acquisitions, existing stockholders may be diluted and earnings per share may decrease.
In addition, the identification of suitable acquisition candidates can be difficult, time-consuming, and costly. Further, we may not be able to successfully complete identified acquisitions. The occurrence of any of these risks could have an adverse effect on our business, results of operations, prospects, and financial condition.
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
Prior to our initial public offering, there was no public market for shares of our common stock. From October 27, 2017, the date that our common stock started trading on The NASDAQ Global Market, through September 30, 2018, the closing price of our common stock has ranged from $21.92 per share to $40.46 per share. The trading price of our common stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market, and other applicable securities laws and regulations. Compliance with these laws and regulations, and particularly when we will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2018, increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it will be more expensive for us to obtain director and officer liability insurance than it was before we became a public company, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, more than 45% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

FORESCOUT TECHNOLOGIES, INC.

Dated: November 9, 2018	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: November 9, 2018	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
(Principal Financial Officer)