Form 10-K
period 2018-12-31
FORESCOUT TECHNOLOGIES, INC
filed 2019-03-01
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K
———————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,187,927,026 based on the closing price of a share of the registrant’s common stock on that date as reported by The NASDAQ Global Market.

As of February 15, 2019, 44,523,438 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference where indicated from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

FORESCOUT TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	fluctuations in our results of operations and other operating measures;

•	our expectations regarding changes in our cost of revenue, gross margins, and operating costs and expenses;

•	our expectations regarding the portions of our revenue represented by product revenue and maintenance and professional services revenue;

•	our expectations concerning the impact on our results of operations of development of our distribution programs and sales through our channel partners;

•	the impact on our revenue, gross margin, and profitability of future investments in the enhancement of CounterACT and Extended Modules and expansion of our sales and marketing programs;

•	the impact of the Tax Cuts and Jobs Act on our business;

•	our ability to successfully acquire and integrate companies and assets;

•	sufficiency of our existing liquidity sources to meet our cash needs; and

•	our potential use of foreign exchange forward contracts to hedge our foreign currency risk and our general use of our foreign currency.
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

PART I
ITEM 1. BUSINESS

Overview
Forescout Technologies, Inc. (“Forescout”) is the leading provider of device visibility and control solutions. We have pioneered an agentless approach to device visibility and control that provides one of the most comprehensive, real-time identification, classification, assessment and continuous control over the devices, that collectively, comprise an organization’s network. This network extends across the campus information technology (“IT”) devices, the campus Internet of Things (“IoT”) devices, operational technology (“OT”) devices, the data center, and within the third-party cloud. The devices that comprise this vastly heterogeneous and flat (non-segmented) network are continuously monitored for purposes of taking real-time control action when those devices behave in a manner outside of established policies. Through continuous visibility and control over the devices, each of which is an entry point for malware to enter and for corporate and customer information to exit, we protect organizations against the emerging threats that exploit the billions of devices connected to organizations’ networks. Over 30 billion devices will be connected to the Internet by 2022, according to data published by ABI Research*, and a growing percentage of them will be used for business purposes through Enterprise IoT initiatives. In addition, in its Top Strategic IoT Trends and Technologies Through 2023 report (September 2018), Gartner, Inc. estimates that, by 2023, the average CIO will be responsible for more than three times the devices they managed in 2018.**
IoT devices often bring tremendous value to an organization and OT devices are fundamental to an organizations’ infrastructure and revenue generation. As such, the percentage of the network that is comprised of these devices will continue to increase, and, as evidenced by trends emerging in many of our end-customers’ organizations, will actually surpass, in quantity, the number of devices that are secured using the traditional approach of relying on a corporate-installed security software agent. Given that IoT devices, OT devices, and virtual devices within a third-party cloud provider cannot be adequately secured with the traditional approach of relying on a corporate-installed security software agent on those devices, organizations are faced with a major gap in device visibility and lack of control over a significant portion of their network. Also contributing to that gap are the wide varieties of platforms and operating systems on these devices that are something other than Microsoft Windows, UNIX or LINUX operating systems commonly found on traditional corporate-owned, IT managed devices.
The threat landscape is rapidly evolving, and attackers are now leveraging the gap in device visibility to gain access to organizations. New attacks are stealthy, targeted, and pervasive and can target known and unknown software vulnerabilities that can persist undetected inside a network for months. As organizations invest billions of dollars to protect their traditional devices, servers, network infrastructure, mobile systems, and personal computers, attackers are shifting their focus to the less secure IoT and OT devices, which have increased the attack surface within organizations. Attackers use these unsecured devices and a lack of IT control to enter a network and traverse through systems, gathering information before executing an attack. The response to such attacks is often both uncoordinated and manual because existing security systems operate in silos and security teams often lack the ability to share information and coordinate an attack response. Further compounding this issue is the continued trend of IT/OT network convergence, in which previously air-gapped OT networks are physically connected to traditional IT networks, exposing operational technologies and critical infrastructure to potential threats.
Organizations need a new approach to security that gives them the ability to see and control the devices connected to their extended networks. Over the past ten years, Forescout has developed proprietary agentless technology that discovers and classifies IP-based devices in real time as they connect to the network and continuously monitors and assesses their security posture. Our solution supports heterogeneous wired and wireless networks, typically without requiring network modification or upgrades, as well as both virtual and cloud infrastructures, while scaling to meet the needs of globally distributed organizations. We have built an extensive repository of policies that control how devices are expected to behave on the network. When a device deviates from a policy, we can immediately take action. Additionally, we offer integrations with third-party systems that expand upon our visibility and control capabilities and allow us to share contextual device data and deliver automatic policy enforcement between our system and the third-party systems. This is enforcement that neither our solution nor the third-party solution could do individually. Collectively, we refer to this as our orchestration capabilities.
Our solution is sold across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Typically, end-customers initially deploy our solution in a portion of their campus IT and IoT network or in a portion of their OT network. Because our solution is agentless and supports heterogeneous network infrastructure, end-

*ABI Research, Internet of Everything Market Tracker, QTR 3, 2108.
**Gartner, Inc., Top Strategic IoT Trends and Technologies Through 2023, Nick Jones, September 2018. The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of the Filing and the opinions expressed in the Gartner Report(s) are subject to change without notice.

customers experience rapid deployment of the Forescout platform including compliance assessment of their devices within days. They then apply these detailed visibility insights to various access control policies. Anecdotally, an end-customer might begin in a specific region in their wired or wireless network within their campus IT and IoT network, for example - then expand their usage to cover additional regions and other portions of their network. After end-customers achieve enhanced visibility of and control over their devices, and before they have completed their wall-to-wall deployment in any specific portion of the network, they can deploy new use cases that often leverage our orchestration capabilities on that portion of the network.
We sell into organizations of all sizes, with a focus on those with a large footprint of devices. Our end-customers represent a broad range of industries, including financial services, government, healthcare, technology, manufacturing, services, energy, entertainment, and retail. We target the largest accounts in each industry first to establish reference accounts for that sector. As of December 31, 2018, we have sold to nearly 3,300 end-customers in over 80 countries, including 21% of the Global 2000, since our inception, with nearly 65 million devices under management. We utilize a high-touch direct sales force with deep security expertise and strong industry relationships. We sell our products predominantly through a network of value added resellers and systems integrators that provide a broad reach into various segments of the market across geographies.
We have experienced rapid growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our revenue was $297.7 million, $224.4 million, and $167.5 million, respectively, representing year-over-year growth of 33% and 34%, respectively. For the years ended December 31, 2018, 2017, and 2016, our net loss was $74.8 million, $80.7 million, and $65.5 million, respectively.
Our Growth Strategy
We intend to execute on the following growth strategies:

•
Expand within our existing end-customers as more devices enter the enterprise and as we expand to new parts of their network. We expect to grow within our end-customer base as more devices come online within the enterprise. Our product revenue is directly tied to the number of licensed devices managed by our solution; therefore, we sell more product as more devices come online. As of December 31, 2018, we had sold products with licenses covering nearly 65 million devices. End-customers often expand usage of our products as they realize the value and applicability to other areas within an organization. We expect to grow as our end-customers extend their use of our solution across campus IT and IoT portions of the network which are characterized as wired networks and wireless networks (remote and visitor devices), the operational technology portion of the network, the on-premise data center portion of the network, and the portion of their network that is now hosted by a third-party cloud provider. As of December 31, 2018, we had sold products with licenses covering nearly 65 million devices, 23% (or approximately 15 million) of those device licenses were purchased during the year ended December 31, 2018.

•
Grow global end-customer base. We have invested significantly, and plan to continue to invest, in our sales organization to drive new end-customer growth. During the year ended December 31, 2018, we added more than 500 new customers, of which more than 60 are identified in the list of Global 2000. We now count six of the top 10 financial services companies, five of the top 10 manufacturing companies, numerous large healthcare companies and 11 of the 14 civilian cabinets within the United States federal government as customers that are standardizing with Forescout for device visibility and control.

•
Increase sales of our Extended Modules. We are seeing strong demand for our Extended Modules as end-customers are realizing the value of the orchestration capabilities enabled with these integration modules. As of December 31, 2018, 27% of our end-customers have purchased at least one Extended Module, up from 23% as of December 31, 2017. During the year ended December 31, 2018, approximately one-third of product deals included at least one Extended Module, up from one-fourth of product deals during the year ended December 31, 2017. As of December 31, 2018, we had a portfolio of over 20 Extended Modules. We have also established an Alliance Partner program that allows us to productize these integrations and leverage joint go-to-market efforts.

•
Expand our presence in the market by leveraging our ecosystem of channel partners. We will continue to broaden and invest in our value added and system integrator channel partner relationships to increase distribution of our products. We are focused on educating existing partners and investing in sales enablement to expand our market reach through our channel partner network, particularly into mid-market enterprises.

Our Products
We offer our solution across two product groups: (i) products for visibility and control capabilities and (ii) products for orchestration capabilities.

•
Our products for visibility and control capabilities are comprised of CounterACT and SilentDefense. Our CounterACT product provides for visibility and control capabilities across campus IT and IoT devices, OT devices, data center physical and virtual devices and cloud virtual devices. Our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. On February 20, 2019, we announced that, in March 2019, our products for the visibility and control capabilities of CounterACT will be offered as Forescout eyeSight and Forescout eyeControl, respectively. In addition, we expect to rename and rebrand the SilentDefense product line in 2019. This is a simple rebranding and renaming of our products and we do not believe this exercise will have a material impact on our consolidated financial statements. Our agentless technology discovers, classifies, and assesses IP-based devices. It interrogates the network infrastructure to discover devices immediately as they attempt to connect to the network. Since it does not rely on agents, our end-customers have reported seeing up to 60% more devices on their networks than previously known. After discovering a device, our solution uses a combination of active and non-disruptive passive methods to classify the device based on its type and ownership. Based on its classification, our solution then assesses the device security posture and allows organizations to set policies that establish the specific behavior the device is allowed to have while connected to a network. The connected devices on these vastly heterogeneous and flat (non-segmented) networks are continuously monitored for purposes of taking real-time control action when those devices behave in a manner outside of established policies. Control actions vary, based on our customers’ preferences, and include blocking a device from accessing the network, establishing a Virtual Local Area Network (“VLAN”) that limits access on the network, and sending alerts of non-compliance.

•
Our products for orchestration capabilities are comprised of our portfolio of over 20 Extended Modules. On February 20, 2019, we announced that, in March 2019, our products for the orchestration capabilities of the Forescout platform will be offered under the Forescout eyeExtend family of products. This is a simple rebranding and renaming of our products and we do not believe this exercise will have a material impact on our consolidated financial statements. Our Extended Modules represent integrations with vendors across nine categories: advanced threat detection, client management tools, enterprise mobility management, endpoint protection, detection and response, IT Systems Management, next-generation firewall, privileged access management, security information and event management and vulnerability assessment. Additionally, end-customers can create their own integrations using our Open Integration Module or utilize our Advanced Compliance Module for security content automation protocol.

•
Advanced Threat Detection (“ATD”): The combined solution automatically detects indicators of compromise (“IOCs”) and quarantines infected devices, thereby limiting malware propagation and breaking the cyber kill chain.

•	Client Management Tools (“CMT”): The combined solution provides visibility and control of devices while they’re off the enterprise network.

•	Enterprise Mobility Management (“EMM”): The combined solution facilitates unified security policy management for mobile devices.

•
Endpoint Protection, Detection and Response (“EPP/EDR”): The combined solution verifies device compliance for functional antivirus, up-to-date signatures, encryption and other endpoint policies and facilitates remediation actions.

•
IT Service Management (“ITSM”): The combined solution provides up-to-date device properties, classification, configuration and network context to help true-up assets in a configuration management database (“CMDB”), improve asset compliance, and maintain a trusted single-source-of-truth repository for better decision-making.

•
Next Generation Firewall (“NGFW”): The combined solution uses real-time situational awareness about devices to implement dynamic network segmentation, automate controls for secure access to critical resources and create context-aware security policies within industry-leading next-generation firewalls.

•
Privileged Access Management (“PAM”): The combined solution provides real-time agentless visibility into undiscovered local privileged accounts and automated responses to threats based on holistic visibility into user activity, device security posture, incident severity, and overall threat exposure.

•
Security Incidence and Event Management (“SIEM”): The combined solution improves situational awareness and mitigates risks using advanced analytics and comprehensive device information, including IoT classification and assessment context for correlation and incident prioritization.

•
Vulnerability Assessment (“VA”): The combined solution ensures devices be added to the network for the first time or ones rejoining the network (such as mobile devices) meet defined vulnerability compliance thresholds. Additionally, the solution automates policy-based enforcement actions.

•	Open Integration Module (“OIM”): Allows end-customers, systems integrators and technology vendors to integrate custom applications, security tools and management systems with our platform.

•
Advanced Compliance Module for Security Content Automation Protocol (“SCAP”): Automates on-connect and continuous device configuration assessment to comply with standards-based security benchmarks and content published in the SCAP format.

We offer our solution across two product types: software products and hardware products

•	Our software products include CounterACT, Extended Modules, CounterACT Virtual Appliance, CounterACT Enterprise Manager Virtual Appliances, SilentDefense and SilentDefense Command Center.

•
Our hardware products include hardware that is sold separately for use with CounterACT or SilentDefense, CounterACT Appliances (hardware appliances that are embedded with CounterACT), and CounterACT Enterprise Manager Appliances.

We offer our solution across license types and increments

•	Our products are sold with a perpetual license, with the exception of our SilentDefense products, which are sold with either a perpetual license or a subscription license.

•
End-customers can purchase in license increments of 100 devices, with hardware sold separately based on customer deployment requirements. End-customers can manage their deployments of our products in various options that can scale and manage deployments of up to 2,000,000 devices under a single console. End-customers can purchase our SilentDefense products in license increments that are on a per site basis.

Our Technology
The key technologies underlying our platform have been built from the ground up to address the device visibility and control challenges of today. Our foundational technologies are: (i) agentless data collection, (ii) an adaptive abstraction layer, (iii) a real time and continuous policy engine, and (iv) distributed and scalable architecture. We have invested over ten years of research and development into our technology and believe it represents a significant competitive advantage for us.
Agentless data collection. Our software uses a combination of both active and passive methods to discover, classify, and assess devices in an organization’s network. Utilizing active discovery methods, we can poll switches, VPN concentrators, and wireless controllers for a list of connected devices. Using NBT scans and NMAP, or via WMI for deeper inspection of corporate-managed devices, we can inspect workstations running Windows, Mac, or Linux, without the use of agents. We also deploy passive inspection methods that allow our appliances to receive SNMP traps from switches and wireless controllers, monitor a network SPAN port to see network traffic, and leverage information such as TCP window sizes, session information, HTTP traffic, and DHCP information banners as well as NetFlow traffic data. If 802.1x is implemented, our technology can authenticate 802.1x requests to a built-in or external RADIUS server, and authorize network access. In addition, our technology can import external MAC classification data or request LDAP data. Power over Ethernet (PoE) is an additional method available.
Adaptive abstraction layer. Our abstraction layer is able to ingest billions of packets of raw data across a wide array of heterogeneous network systems. We then consolidate this data into a single pane of glass showing our end-customers a real-

time depiction of the devices on their networks by type. Our solution does not require vendor-specific network equipment, upgrades of existing infrastructure, or reconfiguration of each switch and switch port to support 802.1x. As organizations adopt virtual and cloud environments, our technology has the flexibility to integrate with hypervisor technologies and cloud platforms.
The abstraction layer adapts to the IT enterprise environment and continuously enriches its information as organizations make more data available. As an example, organizations can choose to consume only NetFlow data, which is only the metadata of the actual network traffic. With this information, our solutions expedite detection of new devices, collects device properties such as IP address and session protocols, and understands which devices are talking to each other. If organizations choose to give our technology full access to their network traffic through a SPAN port, we can build on this and provide very granular information such as MAC address, HTTP user agent, device type, applications in use, and the ability to identify malicious traffic.
Real-time and continuous policy engine. Our policy engine continuously checks devices against a set of policies that control how devices are expected to behave on the network. While other vendor technologies rely on periodic checks, or queries from an operator, our policy engine can do this continuously and in real-time for over two million devices. Our policies are triggered in real-time based on events occurring on a specific device. These can be network admission events, such as plugging into a switch port or change of IP address, authentication events like those received by RADIUS servers or detected by network traffic, changes in device attributes like user, opening/closing of ports, and specific traffic behavior such as how the device is communicating and what protocol it is using.
The policy engine leverages both infrastructure and host-based controls. At the network switch, our technology can change a Virtual Local Area Network (“VLAN”), add an Access Control List (“ACL”), or disable a switch port. At a wireless controller, we can blacklist a MAC address or change the role of a user. In addition, our technology can restrict remote VPN users. At the host, our technology can start and stop applications, update anti-virus security agents, disable peripheral devices, and request end-user acknowledgment. The policy engine applies these policies automatically regardless of a device’s location. As the device moves, the policy engine can follow it within the corporate network, cloud, or data center. We determine the type of infrastructure and, based on policy, apply the appropriate control actions.
Distributed, scalable architecture. Our console uses distributed computing algorithms to virtually consolidate the device information into a single pane of a glass view for the administrator. The algorithms allow the administrator to search for security related information such as users, processes, and services across the entire deployment in real time, and retrieve it in seconds.
Our Services
End-customers typically purchase maintenance and professional services when they purchase one or more of our products. Our support and maintenance contracts typically have a one-year or three-year term. We offer a portfolio of professional services and extended support contract options to assist with additional deployment and ongoing advanced technical support.
Maintenance and Support Services
We offer technical maintenance and support for our solution to our end-customers. We provide two levels of maintenance and support, including premium-level support for coverage 24 hours a day, seven days a week on a global basis. Our end-customers receive post-sale support through online portals, email and telephone, managed by a single point of contact.
Professional Services
We offer professional services to end-customers to help them design, plan, deploy, and optimize our solution. We also provide training on solution administration and emerging security best practices. We also provide professional services through our channel partners.
Our Customers
Since our inception, we have sold to nearly 3,300 end-customers in over 80 countries, including 21% of the Global 2000, with nearly 65 million devices under management. We sell into all industries and into organizations of all sizes, including corporations and government agencies. Our end-customers generally purchase from distributors and/or VARs.

Sales and Marketing
Sales
We deploy a direct-touch channel-fulfilled strategy. Our customer acquisition sales cycle is typically nine to 24 months, depending on the industry and size and scope of deployment. Our expansion sales cycle is typically three to 12 months, as our customers buy more licenses to cover the additional devices that enter their network after their initial purchase and as we expand into other parts of their network, generally into their other campus environments or beyond campus and into OT, data center and cloud. We have a direct field sales team and a dedicated team focused on managing relationships with our channel partners and working with our channel partners to support our end-customers. We expect to continue to grow our sales headcount in areas of highest demand for our solution. Generally, our sales representatives become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training, but with increasing productivity as they acquire accounts and as those accounts begin their expansion purchases for additional devices, additional parts of their network and orchestration capabilities. Our sales representatives’ annual productivity historical trends indicate, as a cohort, that their productivity in their second full year is more than double their productivity in their first full year and that their productivity in years after their second full year are more than 50% higher than their productivity in their second year. As of December 31, 2018, 50% of our sales representatives have been with us for more than two years, up from 35% as of December 31, 2017. For the year ended December 31, 2018, each of the sales representatives’ annual cohorts are producing at levels at or better than in their prior year.
Our sales team is supported by sales engineers with deep technical expertise who are responsible for pre-sales technical support, solutions engineering for our end-customers, proof of concept work and technical training for our channel partners.
Marketing
Our marketing efforts are focused on building brand reputation and awareness to generate customer demand and build a strong sales pipeline, working in conjunction with our channel partners around the globe. Our team consists of corporate marketing, product marketing, partner marketing, field and digital marketing, account and lead development, operations, social media, public relations, and corporate communications. Marketing activities include demand generation, managing our corporate website and partner portal, trade shows and conferences, press, and analyst relations. Our sales development representatives also qualify sales leads and facilitate face-to-face meetings with potential customers. We actively drive thought leadership and tell our technology story by engaging industry analysts and top journalists at business and trade publications, as well as direct to customers via social media and other digital marketing channels.
Partner Ecosystem
We actively foster and develop our partner ecosystem to find and work with high quality partners who provide our solution to end-customers. Our sales force and strategic alliance group are responsible for cultivating these partnerships to establish new opportunities for delivering our solution to new and existing end-customers.
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
Research and Development
We invest substantial resources in research and development to consistently enhance features and capabilities of our solution. Our research and development teams are located in Tel Aviv, Israel; San Jose, California; Eindhoven, The Netherlands; and Dallas, Texas. We plan to continue to significantly invest in resources to conduct our research and development effort.

Competition
We operate in the intensely competitive security market that is characterized by constant change and innovation. The threat landscape is growing faster than the security market, drawing new providers and new functionality from existing providers to address dynamic threat vectors. We compete with security providers in the following categories:

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
Manufacturing
We outsource the final assembly of the off-the-shelf-Dell-components that comprise the hardware that is sold separately along with our software, or which has our software embedded, to a single third-party contract manufacturer, Arrow Electronics, Inc. (“Arrow”). This approach allows us to reduce our costs by decreasing our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Arrow assembles our product using design specifications, quality assurance programs and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
We have entered into a written agreement with Arrow pursuant to which Arrow provides its contract manufacturing services. This agreement continues in effect until either party terminates, with or without cause, by giving 90 days prior written notice.
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

Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights, and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We have seven U.S-issued patents, which expire between November 24, 2019 and October 29, 2035, 20 patent applications pending in the United States, and 18 pending foreign counterpart patent applications in a non-U.S. jurisdiction. We also have 14 issued foreign counterparts of these patents. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Employees
As of December 31, 2018, we had 1,116 employees, including 1,098 full-time employees.
None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. None of our employees located in France, Spain, Germany and The Netherlands are currently covered by industry-wide collective bargaining agreements. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Corporate Information
We were incorporated in Delaware in April 2000. We completed our initial public offering (“IPO”) in October 2017 and our common stock is listed on The NASDAQ Global Market. Our principal executive offices are located at 190 West Tasman Drive, San Jose, California 95134. Our main telephone number is (408) 213-3191.
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
Our website address is located at www.forescout.com, and our investor relations website is located at http://investors.forescout.com/investor-relations. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
We also use our website and the investor relations page on our website as channels of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website and social media. It is possible that the information that we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in us to review the information we post on U.S. social media channels listed on the investor relations page on our website. Information contained on, or that can be accessed through, our website or social medial sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sits are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Any of the risks, if realized, could have a material adverse effect on our business, results of operations, prospects, and financial condition, and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or deemed to be material by us may impair our operations and performance.
Risks Related to Our Business
As a result of recent changes in our market, sales organization, and go-to-market strategy, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.
Although we were founded in 2000 and launched CounterACT in 2006, much of our growth has occurred in recent periods. Our growth reflects a number of macro changes impacting the cyber security market, particularly through the growth of unsecured IoT devices within the campus and on-premise data center portions of organizations’ networks, the emerging awareness that the OT devices represent significant portions of many organizations’ networks that are unsecured and are connected to the IT part of the network and the shift of application payloads from on-premise data centers into third-party cloud providers thus extending the IT part of an organization’s network into a third-party network for which visibility and control over those virtual devices is very limited. To address this demand, we have made substantial investments in our sales force. As a result of these recent changes in our market, sales organization and go-to-market strategies, coupled with our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to developments in the security market, our results of operations and financial results could differ materially from our plans and forecasts. If we are unable to achieve our key objectives, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the years ended December 31, 2018, 2017, and 2016 our revenue was $297.7 million, $224.4 million, and $167.5 million, respectively, representing year-over-year growth of 33% and 34%, respectively. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include continued retention and sales to existing end-customers, extending the reach of our sales force footprint, and increasing the efficiency by which our sales force engages our end-customers. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
We have a history of losses and may be unable to achieve or maintain profitability in the future.
We have incurred significant net losses in each year since our inception. We may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We expect our operating expenses to increase over the next several years as we continue to expend substantial financial resources on, among other things, investments in research and development and sales and marketing, and the hiring of additional employees. The return on these investments, if any, will only be realized over time and may not result in increased revenue commensurate with increases in our expenses, or at all.
In addition, we completed our initial public offering (“IPO”) in October 2017, and as a public company, we have incurred, and will continue to incur, significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
If we are unable to increase sales of our solution to large organizations and government entities, while mitigating the risks associated with serving such end-customers, our business, financial position, and results of operations may suffer.
Our growth strategy is dependent, in part, upon increasing sales of our solution to large organizations and government entities. Sales to large organizations and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

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

•
increased pressure for pricing discounts. In addition, because security breaches with respect to larger, high-profile organizations, or government entities are likely to be heavily publicized and because they are more likely to be targeted by cyberattackers, there is increased reputational risk associated with serving such end-customers.

If we are unable to increase sales of our solution to large organizations and government entities while mitigating the risks associated with serving such end-customers, our business, results of operations, prospects, and financial condition may suffer.
Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our results of operations will be harmed.
We have experienced rapid growth over the last several years, which has placed, and will continue to place, significant demands on our management, administrative, operational, and financial infrastructure. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale all aspects of our business in proportion to such rapid growth, including an expanded sales force, additional end-customer service personnel, and a new corporate headquarters, as well as more complex administrative systems related to managing increased headcount, particularly within our sales force. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees, particularly our sales force, and hire, train, and manage new employees as needed.
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
Our competitors and potential competitors may emulate or integrate features similar to ours into their own products; independent network security vendors that offer products that claim to perform similar functions to our solution; and small and large companies that offer point solutions that compete with some of the features present in our solution. We may also face competition from highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively as our market grows and IT budgets are increased or created to support next-generation threat protection.
Many of our current and potential competitors have longer operating histories, are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution, and other resources, and greater name recognition. Such competitors also may have well-established relationships with our current and potential end-customers, extensive knowledge of our industry and the market in which we compete and intend to compete, and such competitors may emulate or integrate product features similar to ours into their own products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion, and sale of their products and services than we can with respect to our products and services. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products and services, and potentially causing our end-customers to decrease purchases of, or defer purchasing decisions with respect to, our products and services. In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages potential end-customers from purchasing our products and services, including by selling at zero or negative margins, product bundling, or offering closed technology solutions. Potential end-customers may also prefer to purchase from their existing vendors rather than a new supplier regardless of product performance or features. Further, to the extent that one of our competitors acquires, or establishes or strengthens a cooperative relationship with, one or more of our channel partners, it could adversely affect our ability to compete. We may be required to make substantial additional investments in research and development and sales and marketing to respond to these competitive pressures, and we may not be able to compete successfully in the future. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, results of operations, prospects, and financial condition.
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
Our business is affected by cyclical fluctuations in end-customer spending patterns, which result in some seasonal trends in the sale of our solution. Revenue in our third and fourth fiscal quarters, particularly in the last two weeks of the fourth quarter, is typically stronger due to the calendar year-end. Our U.S. public sector end-customers typically end their fiscal years during our third quarter, while many of our other end-customers end their fiscal years during our fourth quarter. Our first and second fiscal quarters typically experience lower sales, with aggregate revenue historically significantly lower in our first fiscal quarter when compared to our third and fourth fiscal quarters. Furthermore, our rapid growth rate over recent years may have made these fluctuations more difficult to detect. If our growth rate slows over time, cyclical variations in our operations may become more pronounced, and our business, results of operations, prospects, and financial condition may be adversely affected.
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
Many organizations seek security solutions that are among the best available in the industry. For us to maintain or improve our results of operations in an industry that is rapidly evolving and places a premium on market leading solutions, it is important that we retain existing end-customers and that our end-customers expand their use of our products and services. An increasing portion of our revenue is derived from additional sales to our end-customers for both the management of additional existing devices on their networks and the influx of new devices that are added to their networks each day. During the year ended December 31, 2018, the majority of our revenue came from existing end-customers, and it is important for us to increase sales into this base. Our end-customers also have no obligation to renew their maintenance and support contracts with us upon the expiration of the initial maintenance and support contract period, which is typically a one-year or three-year term, and even if end-customers do renew, they may not renew with a similar maintenance and support contract period, or they may renew on terms that are less economically beneficial to us.
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
To increase our revenue and achieve and maintain profitability, we must consistently add new end-customers. Numerous factors, however, may impede our ability to add new end-customers, including our inability to convert prospective end-customers that have been referred to us by our existing network into end-customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop relationships with resellers, or failure to ensure the effectiveness of our marketing programs. In addition, if prospective end-customers do not perceive our solution to be of superior value and quality, we will not be able to attract the number and types of new end-customers that we are seeking.
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

Within sales to our government customers, sales to U.S. federal, state, and local government agencies and other public sector entities are subject to a number of challenges and risks that may adversely impact our business.
We currently sell our solution to various government agencies and other public sector entities, and we may in the future increase sales to government agencies and other public sector entities. Sales to such government agencies and other public sector entities are subject to certain risks. Selling to government agencies and other public sector entities can be highly competitive, expensive, and time-consuming, and can require certification requirements, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. Additionally, public sector demand and payment for our products, maintenance, and professional services may be impacted by public sector budgetary cycles, government shutdowns, and/or funding authorizations. Funding reductions, budget constraints, or delays may adversely affect public sector demand for our products, maintenance, and professional services. For example, an extended government shutdown could prevent certain sales from being completed within the time anticipated. The vast majority of our sales to government agencies and other public sector entities are completed through our network of channel partners, and government agencies and other public sector entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. The public sector routinely investigates and audits public sector contractors’ administrative processes, and any unfavorable audit could result in the public sector refusing to continue buying our products, maintenance, and professional services, a reduction of revenue, fines, or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results of operations.
Because we derive the majority of our revenue and cash flows from one product group, products for device visibility and control, the failure to achieve increased market acceptance would adversely affect our business, results of operations, prospects, and financial condition.
We derive and expect to continue to generate most of our revenue from our device visibility and control product group and related maintenance and professional services for the foreseeable future. As a result, the market acceptance this product group is critical to our continued success. Demand for this product group is affected by a number of factors beyond our control, including continued market acceptance of this product group by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. Our inability to expand our sales of this product group to existing end-customers or increase our sales of this product group to new end-customers would harm our business and results of operations more seriously than if we derived significant revenue from a variety of sources.
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
Because our products are complex, they have contained, and may in the future contain, design or manufacturing defects or errors that are not detected before their deployment. Our products also provide our end-customers with the ability to customize a multitude of settings, and it is possible that an end-customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects, errors, and misconfigurations of our products could cause our products to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our end-customers. In addition, because the devices and techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until widely deployed, there is a risk that an advanced attack could emerge through a device that our products are unable to detect, particularly devices without IP addresses. Moreover, as our products are adopted by an increasing number of large organizations and government entities, it is possible that the individuals and organizations behind cyberattacks will begin to focus on finding ways to defeat our products. If this happens, our products could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products are capable of providing superior network security, which, in turn, could have a serious impact on our reputation. Any security vulnerability or perceived security vulnerability of our products could materially and adversely affect our business, results of operations, prospects, and financial condition.
If any of our end-customers become infected with malware after using our products, such end-customer could be dissatisfied with our products or perceive that our products failed to perform their intended purpose, regardless of whether our products mitigated the actual harm of malware, blocked the theft of any of such end-customer’s data, or would have blocked such theft if the product had been configured properly. If any of our end-customers experience a security breach, such end-customers and the general public may believe that our products failed even if the cause of the breach is unrelated to the performance of our products. Furthermore, if any organizations or government entities that are publicly known to use our products are the subject of a cyberattack that becomes publicized, our other current or potential end-customers may believe that our products failed and be inclined to purchase alternative solutions from our competitors. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity about us, damage to our brand and reputation, decreased sales, increased expenses, and end-customer relations problems.
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
The decision makers within our end-customers are primarily IT departments that are managing a growing set of user and compliance demands, which increases the complexity of end-customer requirements to be met in the sales cycle. The length of our customer acquisition sales cycle and our expansion sales cycles, from identification of an opportunity to delivery of and payment for our products, maintenance, and professional services, typically ranges from nine to 24 months and three to 12 months, respectively, but can be longer and may vary significantly from customer to customer, with sales to large organizations and government entities typically taking longer to complete. To the extent our competitors develop products that our prospective end-customers view as comparable to ours, our average sales cycle may increase. Additionally, a combination of legal, procurement, development, and IT departments are involved in testing, evaluating, and finally approving purchases, which can also make the sales cycle longer and less predictable. Moreover, sales to large organizations and government entities, which we target, will contribute to the growth of our revenue and involve challenges that could further increase the complexity and length of our sales cycle, such as complicated certification and bidding processes. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
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
Our products must interoperate with our end-customers’ existing or future infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we are unable to successfully manage and interpret new protocol standards and versions, or if we encounter problematic network configurations or settings, or if end customer’s traffic is or becomes encrypted, or end customer’s existing or future vendors threaten to disrupt the service level agreements they have with our shared customers based on a perceived potential disruption to their products are implemented, we may have to modify our software or hardware so that our products will interoperate with our end-customers’ infrastructures and can manage our end-customers’ traffic in the manner intended, which may divert substantial time and resources. If we find defects in the hardware installed with an end-customer, as we have in the past, we will replace the hardware as part of our normal warranty process. If we find errors or bugs in existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products, maintenance, and professional services and our ability to sell products and services could be adversely affected. In addition, government entities and other end-customers may require our products to comply with certain additional security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers or at a competitive disadvantage, which would harm our business, results of operations, prospects, and financial condition.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents, and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which can offer only limited protection. We have a number of issued patents and pending patent applications in the United States and abroad, and we plan to file additional patent applications in the future. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to prevent competitors from using technology similar to our patented technology.
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
For our primary product, we are dependent on a single third-party for the final assembly of the off-the-shelf-Dell-components that comprise the hardware that is sold separately along with our software or which has our software embedded and a limited number of third-party logistics providers to fulfill orders for such hardware.
For our primary product, we depend on a single third-party manufacturer, Arrow Electronics, Inc., to perform the final assembly of the off-the-shelf-Dell-components that comprise the hardware that is sold separately with our software or which has our software embedded. Our reliance on this third-party reduces our control over the assembly process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. This manufacturer typically fulfills our supply requirements on the basis of individual orders. We do not have a long-term contract with our third-party manufacturer that guarantees capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, it is not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for their services could be increased on short notice. There are alternative providers that could provide components and assemble the hardware, as our agreements do not provide for exclusivity or minimum purchase quantities, but the transition and qualification from our single third-party provider to another could be lengthy, costly, and difficult, diverting substantial time and resources from our operations.
We also depend on third-party logistics providers to fulfill orders for our products. Our supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. From time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our end-customers could be delayed, and our business and results of operations could be adversely affected if:

•	we fail to effectively manage our supply chain partner relationships;

•	our third-party assembly provider does not meet our schedules;

•	our third-party assembly provider experiences delays, disruptions, or quality control problems in manufacturing our products;

•	one or more of our third-party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or

•	we are required to add or replace our third-party assembly provider, third-party logistics providers, or fulfillment sites.

In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose or misuse such information or be subject to a breach or other compromise that introduces a vulnerability or other defect in the products manufactured by our supply chain partners, which risks cannot be fully mitigated. While we take precautions to ensure that the hardware obtained or manufactured by our supply chain partners is inspected, any espionage acts, malware attacks, theft of confidential information, or other malicious incidents perpetrated either directly or indirectly through our supply chain partners, may compromise our system infrastructure, expose us to litigation and associated expenses and lead to reputational harm that could result in a material adverse effect on our financial condition and results of operations. In addition, we are subject to risks resulting from the perception that certain jurisdictions do not comply with internationally recognized rights of freedom of expression and privacy and may permit labor practices that are deemed unacceptable under evolving standards of social responsibility. If assembly or logistics in these foreign countries is disrupted for any reason, including natural disasters, IT system failures, military, or government actions or economic, business, labor, environmental, public health, or political issues, or if the purchase or sale of products from such foreign countries is prohibited or disfavored, our business, results of operations, prospects, and financial condition could be adversely affected.
We rely on third-party channel partners to sell our products, maintenance, and professional services. If our partners fail to perform, or if we fail to manage and retain such partners, our ability to sell our products, maintenance, and professional services would be limited, and if we fail to optimize our channel partner model going forward, our results of operations would be harmed.
We market and sell our products, maintenance, and professional services through a direct touch, channel fulfilled model. Our channel network includes channel partners, system integrators, value-added resellers, and distributors. If we lost any of our channel partners responsible for a significant portion of our business is unable to pay for our products, our results of operations could be harmed. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our revenue, we expect we will need to maintain our existing channel partners and continue to train and support them, as well as add new channel partners and effectively train, support, and integrate them with our sales process. Additionally, our entry into any new markets will require us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
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
Further, beginning on January 1, 2020, the California Consumer Privacy Act (the “CCPA”) will take effect. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and provide such consumers new abilities to opt-out of certain sales of their personal information. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Additionally, we cannot be certain that our insurance coverage will be adequate for data handling liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our solution, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, and we may incur significant liabilities.
Our solution and our related operations involve the storage, transmission and processing of data. Security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our solution, our security measures or those of our third-party service providers could be breached or we could suffer data loss. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry.
We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we utilize certain measures in an effort to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to disrupt or deny access to our solution. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our solution and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results.
We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. Although we utilize measures designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security.
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
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
In addition, we issue stock options and other equity awards as a key component of our overall compensation and recruiting and retention efforts. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. We are also required under U.S. generally accepted accounting principles (“GAAP”) to recognize compensation expense in our results of operations for employee stock-based compensation under our equity grant programs, which may negatively impact our results of operations and may increase the pressure to limit stock-based compensation. Further, many of our employees have received, or may in the future receive, significant proceeds from the sale of our equity in the public markets, which may reduce their motivation to continue to work for us and lead to greater attrition.
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

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and at other times in various countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences or changes in applicable tax laws;

•	import and export restrictions, trade disputes, tariffs and other trade protection initiatives;

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
Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.
Our gross margin has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our solution and fluctuations in demand for our solution and services;

•	fluctuation in demand mix between our Software Products and Hardware Products;

•	fluctuation in demand mix among the portfolio of products that comprise our Hardware Products;

•	fluctuation in demand for our products, maintenance, and professional services;

•	varying discounting rates among end-customers;

•	our ability to increase sales to and retain existing end-customers and to sell to new end-customers;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	new product innovations and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	geographies in which sales are made; and

•	revenue recognition rules.
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
Our success will depend, in part, on our ability to grow our business in response to changing technologies, end-customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, on November 7, 2018, we acquired SecurityMatters, B.V. (“SecurityMatters”). The risks we face in connection with acquisitions include:

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
In addition, the identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete successfully identified acquisitions. The occurrence of any of these risks could have an adverse effect on our business, results of operations, prospects, and financial condition.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our Annual Report on Form 10-K for our fiscal year 2018, provide a management report on internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our consolidated financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
We are currently generating operating losses and have minimal tax rate uncertainty. When we begin generating operating profit, and fully utilize our net operating losses (“NOLs”), forecasts of our effective tax rate will become more complex. As a multinational corporation we conduct our business in many countries and are subject to different taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate will be highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, changes in or new legislation relating to tax, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.
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
On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Act”) into law, which significantly changes the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and requires interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation. We will continue to assess the effects of the legislation. The current and future impact of the legislation could materially impact our deferred tax assets and tax liabilities, which could adversely affect our business, cash flow, results of operations or financial condition.
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
The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. From October 27, 2017, the date that our common stock started trading on The NASDAQ Global Market, through December 31, 2018, the closing price of our common stock has ranged from $21.92 per share to $40.46 per share. The trading price of our common stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market, and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. Also, as a public company, it is more expensive for us to obtain director and officer liability insurance than it was before we became a public company, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California in a facility consisting of approximately 95,950 square feet of office space under a lease that expires in 2026. We maintain additional offices throughout the United States and various international locations, including Australia, Canada, China, Germany, Hong Kong, Israel, Japan, the Netherlands, the United Arab Emirates and the United Kingdom. We lease all of our facilities and do not own any real property. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate the expansion of our operations if needed.
ITEM 3. LEGAL PROCEEDINGS

The information set forth under the “Litigation” subheading in Note 7, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITITIES

Market Information for Common Stock
Our common stock is traded on The NASDAQ Global Market under the symbol “FSCT”.
Holders of Record
As of December 31, 2018, there were 106 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners of our stock, we are unable to estimate the total number of stockholders.
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
Recent Sales of Unregistered Securities
None.
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
We closed our follow-on offering (the “Offering”) in March 2018, in which we issued and sold 500,000 shares of our common stock. Further, an additional 4,572,650 shares of our common stock were sold by certain stockholders in the Offering, inclusive of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The price to the public was $29.00 per share. We received aggregate proceeds of $16.4 million from the Offering, net of underwriters’ discounts and commissions of $0.7 million and inclusive of approximately $2.6 million received by us in connection with the exercise by certain selling stockholders of options to purchase an aggregate of 425,436 shares of common stock that were sold in the Offering. We incurred offering costs of approximately $1.2 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the Offering.
There has been no material change in the planned use of proceeds from the Offering as described in our final prospectus, dated March 19, 2018, pursuant to Rule 424(b) of the Securities Act.

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
The following graph compares the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on October 27, 2017, the date our common stock began trading on the NASDAQ, and its relative performance is tracked through December 31, 2018, the last trading date of our 2018 fiscal year end. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
among Forescout Technologies, Inc., the NASDAQ Composite Index
and the NASDAQ Computer Index
10/1/2017
1/1/2018
4/1/2018
7/1/2018
10/1/2018
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
FSCT
IXCO
IXIC

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The selected consolidated financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
For the years ended December 31, 2017 and 2016, we have recast certain financial data as a result of our adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“Topic 606”) in the first quarter of fiscal 2018, as indicated by the “as adjusted” note. Financial data for the years ended December 31, 2015 and 2014 has not been adjusted to reflect the adoption of Topic 606. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of Topic 606.

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted	2015	2014

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$162,667	$125,348	$97,994	$71,264	$40,947
Maintenance and professional services	134,984	99,056	69,552	54,695	30,166
Total revenue	297,651	224,404	167,546	125,959	71,113
Cost of revenue:
Product (1)	27,854	23,841	21,832	16,161	10,654
Maintenance and professional services (1)	40,028	34,771	26,571	16,961	11,222
Total cost of revenue	67,882	58,612	48,403	33,122	21,876
Total gross profit	229,769	165,792	119,143	92,837	49,237
Operating expenses:
Research and development (1)	61,713	47,435	31,490	17,772	12,302
Sales and marketing (1)	183,880	144,398	119,071	70,269	56,391
General and administrative (1)	57,721	51,206	30,731	22,874	21,078
Total operating expenses	303,314	243,039	181,292	110,915	89,771
Loss from operations	(73,545)	(77,247)	(62,149)	(18,078)	(40,534)
Interest expense	(913)	(1,223)	(2,577)	(2,745)	(2,749)
Other income (expense), net	2,567	316	(607)	(488)	(433)
Revaluation of warrant liabilities	—	(727)	1,104	(5,621)	303
Loss before income taxes	(71,891)	(78,881)	(64,229)	(26,932)	(43,413)
Income tax provision	2,945	1,839	1,250	328	575
Net loss	$(74,836)	$(80,720)	$(65,479)	$(27,260)	$(43,988)
Decrement of redeemable convertible preferred stock to redemption value	—	—	—	—	(41,780)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	12,810	—	—	—
Net loss attributable to common stockholders	$(74,836)	$(93,530)	$(65,479)	$(27,260)	$(2,208)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(1.83)	$(8.20)	$(11.67)	$(6.61)	$(0.91)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	40,980	11,405	5,609	4,122	2,439

_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(In thousands)
Cost of revenue:
Product	$253	$103	$30	$16	$5
Maintenance and professional services	3,015	2,291	1,123	391	125
Research and development	10,161	6,213	2,311	1,101	441
Sales and marketing	24,999	14,451	8,084	2,245	1,075
General and administrative	15,069	19,538	5,286	4,959	3,476
Total	$53,497	$42,596	$16,834	$8,712	$5,122

(2)
See Note 11 in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of how we calculate net loss per share, basic and diluted.

	December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted	2015	2014

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,895	$63,009	$79,665	$126,846	$42,621
Marketable securities	47,632	123,384	—	—	—
Working capital, excluding deferred revenue	154,523	223,927	98,821	111,521	44,866
Total assets	388,478	328,718	194,272	170,870	76,379
Total deferred revenue	171,518	134,859	85,290	83,459	66,456
Notes payable - non-current	8,248	15,579	22,824	—	18,799
Warrant liabilities	—	—	4,874	5,978	5,882
Redeemable convertible preferred stock	—	—	283,854	279,913	200,501
Total stockholders’ equity (deficit)	$127,721	$115,491	$(258,127)	$(252,802)	$(243,685)

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
For the years ended December 31, 2017 and 2016, we have recast certain financial data as a result of our adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“Topic 606”) in the first quarter of fiscal 2018. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of Topic 606.
On November 7, 2018, we acquired 100% of the equity interests of SecurityMatters B.V. (“SecurityMatters”). The inclusion of the results of SecurityMatters from the date of acquisition did not have a material impact on our results of operations. As part of the acquisition, we acquired the SilentDefense product line.
Overview
We generate revenue from sales of our products and associated maintenance and professional services.
We offer our solution across two product groups: products for visibility and control capabilities, and products for orchestration capabilities. Our products for visibility and control capabilities consist of CounterACT and SilentDefense. Our CounterACT product provides for visibility and control capabilities across campus IT and IoT devices, OT devices, data center physical and virtual devices and cloud virtual devices. Our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of Extended Modules. On February 20, 2019, we announced that, in March 2019, our products for the visibility and control capabilities of CounterACT will be offered as Forescout eyeSight and Forescout eyeControl, respectively. Additionally, our products for the orchestration capabilities of the Forescout platform will be offered under the Forescout eyeExtend family of products. We also expect to rename and rebrand the SilentDefense product line as well in 2019. This is a simple rebranding and renaming of our products and we do not believe this exercise will have a material impact on our consolidated financial statements.
Our solution is available in two product types: software products and hardware products. Our software products include CounterACT, Extended Modules, CounterACT Virtual Appliance, CounterACT Enterprise Manager Virtual Appliances, SilentDefense and SilentDefense Command Center. Our hardware products include hardware that is sold separately for use with CounterACT or SilentDefense, CounterACT Appliances (hardware appliances that are embedded with CounterACT), and CounterACT Enterprise Manager Appliances.
Also, we offer our solution across license types and increments. Our CounterACT products are sold with a perpetual license. Our SilentDefense products are sold with either a perpetual license or a subscription license. Customers can purchase in license increments of 100 devices, with hardware sold separately based on customer deployment requirements. Customers can manage their deployments of our products in its varying options that can scale and manage deployments of up to 2,000,000 devices under a single console. Customers can purchase our SilentDefense products in license increments that are on a per site basis.
As of December 31, 2018, we have sold to nearly 3,300 end-customers in over 80 countries, including 21% of the Global 2000, since our inception. For the years ended December 31, 2018, 2017, and 2016 we sold to 14%, 13%, and 11% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, manufacturing, technology, services, entertainment, energy, retail, and education.
We have experienced rapid growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our revenue was $297.7 million, $224.4 million, and $167.5 million, respectively, representing year-over-year increase of 33% for 2018 and 34% for 2017.

Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to continue to increase the efficiency by which our sales force engages our end-customers, to extend the reach of our sales force footprint to engage more end-customers, to retain and increase sales to existing end-customers, to grow our global end-customer base, and to increase the deal size of sales to our end-customers. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
Increasing the Efficiency by which Our Sales Force Engages Our End-Customers
We are focused on increasing the efficiency of our sales force. Over the last 12 months, we have increased hiring in sales enablement and marketing, enhanced sales training activities, and implemented company-wide standards for product positioning in order to instill a culture of success and discipline in our sales organization. Our sales strategy depends on attracting top talent from security organizations, expanding our sales coverage, increasing our pipeline of business, and enhancing productivity. We focus on productivity per quota-carrying sales representative across different levels within the sales organization, and the time it takes our sales representatives to reach productivity. We manage our pipeline on a quarterly basis by sales representative to ensure sufficient coverage of our bookings targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business.
We deploy a direct-touch channel-fulfilled strategy. Our customer acquisition sales cycle is typically nine to 24 months, depending on the industry, size and scope of deployment. Our expansion sales cycle is typically shorter, as customers buy more licenses to cover the additional devices that enter their network after their initial purchase and as we expand into other parts of their network - generally into their other campus environments or beyond campus and into OT, data center and cloud. We have a direct field sales team and a dedicated team focused on managing relationships with our channel partners and working with our channel partners to support our end-customers. We expect to continue to grow our sales headcount in areas of highest demand for our solution. Generally, our sales representatives become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training, but with increasing productivity as they acquire accounts and as those accounts begin their expansion purchases for additional devices, additional parts of their network, and orchestration capabilities. Our sales representatives annual productivity historical trends indicate, as a cohort, that their productivity in their second full year is more than double their productivity in their first full year and that their productivity in years after their second full year are more than 50% higher than their productivity in their second year. We focus our sales management efforts on helping our sales representatives increase productivity as they become more seasoned. As of December 31, 2018, 50% of our sales representatives have been with us for more than two years.
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant opportunity created primarily by the increase in the attack surface within organizations driven by the influx of IoT in the campus and data centers, the digital transformation from data centers to third party hosted cloud providers, and the emergence of the critical need to secure OT networks. We expect to continue to make substantial investments in our sales force to capitalize on the market opportunity for device visibility and control.
Continued Retention and Sales to Existing End-Customers
Reflecting the strategic nature of our visibility, control and orchestration capabilities 84% of our revenue for the year ended December 31, 2018 came from our existing end-customers as they expanded their deployment of our solution within their large heterogeneous networks well beyond their initial deployment phase and associated purchases. The chart below illustrates, most profoundly in the most recent years, the annual value of end-customers, as measured as a calendar-year-class-cohort, as they expand the use of our solutions, beyond their initial deployment. The chart shows revenue generated from our end-customers beginning from fiscal year 2007, the initial year of purchase for the 2007 end-customer cohort, along with the annual revenue derived from those same end-customers in each year through fiscal 2018. Each colored segment represents a new cohort of end-customers beginning in their initial year of purchase.

Revenue Generated from Annual End-Customer Cohorts

Pre-2007 End-Customer Cohort
Represents revenue generated from all customers acquired pre-2007
2007 End-Customer Cohort
Represents revenue generated from all customers acquired in 2007
$298
($ in millions)
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

For context, we have served several of our top 20 end-customers for over 10 years. Our largest end-customer has spent more than $87 million with us life-to-date and our 20th largest end customer has spent more than $9 million with us life-to-date. We have one end-customer, acquired in 2015 that has spent nearly $40 million with us life-to-date. The number of annual end-customer deals over $1 million and the collective value of those deals continues to increase. For the years ended December 31, 2018, 2017, and 2016, we had 49, 48, and 28 deals, respectively, representing year-over-year growth of the collective value of those deals in 2018 and 2017 of 29% and 55%, respectively. We define an annual end-customer deal as the aggregate billings to an end-customer during a calendar year.
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

We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of their IP-based devices. Our net-recurring revenue retention rate on support and maintenance contracts as of December 31, 2018, 2017, and 2016 were 117%, 126%, and 127%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of support and maintenance contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our Software Products or Hardware Products under contract. This metric does not take into account product revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue, or any other U.S. generally accepted accounting principles (“GAAP”) financial measure over any period.
Grow Global End-Customer Base
We have invested significantly, and plan to continue to invest, in our sales organization to drive new end-customer growth. During the year ended December 31, 2018, we added more than 500 new customers, of which more than 60 are identified in the list of Global 2000. We now count six of the top 10 financial services companies, five of the top 10 manufacturing companies, 11 of the 14 civilian cabinets with the US federal government, and numerous large healthcare companies as our customers that are standardizing with us for device visibility and control.
Increasing Deal Size of Sales to Our End-Customers
The value realized from our products has led to increased adoption and larger scale deployments. We define an annual end-customer deal as the aggregate billings to an end-customer during a calendar year. For the year ended December 31, 2018, our average deal size was approximately $202,000, a decrease of 7% from the average annual deal size for the year ended December 31, 2017, reflecting the increased quantity of smaller international deals. We define the average deal size as the aggregate sales to end-customers during a calendar year divided by the number of end-customers purchasing in that year, excluding any end-customer for which the total value of their purchases in that year were less than five thousand dollars and excluding support and maintenance renewals, as we determined that the majority of this population was comprised of transactions not fundamental to our end-customer group and go-to-market strategy.
Key Financial Metrics
Non-GAAP Operating Loss and Free Cash Flow
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense, acquisition-related expenses, and amortization of acquired intangible assets. Acquisition-related expenses include transaction costs such as accounting and legal fees, and other employee retention expenses arising from the acquisition. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation, a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance and non-recurring and non-operating amortization of acquired intangible assets, and acquisition-related expenses. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.
We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment. We consider free cash flow to be an important metric because it measures the amount of cash we use or generate and reflects changes in working capital.

A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(73,545)	$(77,247)	$(62,149)
Add:
Stock-based compensation expense	53,497	42,596	16,834
Acquisition-related expenses	3,497	—	—
Amortization of acquired intangible assets	463	—	—
Non-GAAP operating loss	$(16,088)	$(34,651)	$(45,315)
A reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by (used in) operating activities	$13,489	$(2,735)	$(38,291)
Less: purchases of property and equipment	(7,628)	(4,517)	(22,006)
Free cash flow (non-GAAP)	$5,861	$(7,252)	$(60,297)
Net cash used in investing activities	$(36,950)	$(127,549)	$(22,010)
Net cash provided by financing activities	$25,123	$113,764	$13,310
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
We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating loss to the corresponding GAAP financial measure, operating loss, and reconciliations of free cash flow to the corresponding GAAP financial measure, cash flow provided by (used in) operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP operating loss and free cash flow in conjunction with the corresponding GAAP financial measure.
Components of Financial Performance
Revenue
We derive revenue from sales of our products, maintenance, and professional services.
Our revenue is comprised of the following:

•
Product Revenue. Our product revenue is derived from sales of CounterACT, SilentDefense, and Extended Modules. Revenue is recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.

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

Cost of Revenue
Our cost of revenue is comprised of the following:

•
Cost of Product Revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer for our Hardware Products. Our cost of product revenue also includes allocated costs, shipping costs, and personnel costs associated with logistics for our Hardware Products. Our cost of product revenue for Software Products includes amortization of acquired developed technology. There is no other direct cost of revenue associated with our Software Products because Software Products are delivered electronically. We expect our cost of product revenue to fluctuate from quarter to quarter based on product mix; however, over time, we expect our cost of product revenue to decline as a percentage of product revenue primarily due to a shift in product mix towards increased sales of CounterACT deployed in virtual environments, which does not use hardware provided by us, and Extended Modules.

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

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix of products sold between Hardware Products and Software Products; the mix between high-margin and low-margin Hardware Products; the mix of revenue between products, maintenance, and professional services; the average sales price of our products, maintenance and professional services; amortization of acquired developed technology; and manufacturing costs.
Product margin on our Software Products was approximately 99% for the years ended December 31, 2018, 2017, and 2016. Product margin on our Hardware Products vary. The average product margin on hardware sold separately for use with CounterACT was approximately 24% and 27% for the years ended December 31, 2018 and 2017, respectively. We began selling hardware sold separately for use with CounterACT in 2017. Product margin on CounterACT Appliances, which are the hardware appliances that are embedded with CounterACT, vary. The average product margin on our high-end CounterACT Appliances was approximately 80%, 83%% and 83%, and average product margin on our low-end CounterACT Appliances was approximately 53%, 58% and 60% for the years ended December 31, 2018, 2017, and 2016, respectively. We expect our product margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our product margins to increase as a percentage of product revenue primarily due to a shift in product mix towards increased sales of CounterACT deployed in virtual environments, which does not use hardware provided by us, and Extended Modules.
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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for market development programs, promotional and other marketing costs, travel costs, professional services, amortization of acquired customer relationships, and allocated costs including facilities and information technology related costs. Incremental commissions incurred to acquire customer contracts are deferred and recognized as we recognize the associated revenue or over the estimated customer life. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations; however, we expect our sales and marketing expense to decline as a percentage of total revenue in the long term as we scale the business.

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations as we continue to support our growth, however, we expect our general and administrative expense to decline as a percentage of total revenue in the long term as we scale the business.

Interest Expense
Interest expense consists of interest on our outstanding indebtedness.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, marketable securities, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.
Revaluation of Warrant Liabilities
Revaluation of warrant liabilities includes adjustments to the estimated fair value of the redeemable convertible preferred stock warrants outstanding offset by any gain realized from the exercise of outstanding warrants when the fair value of the warrants exercised is greater than the fair value of the redeemable convertible preferred stock. We mark-to-market our warrant liabilities on a quarterly basis. All of these warrants were exercised as of December 31, 2017.
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

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Revenue:
Product	$162,667	$125,348	$97,994
Maintenance and professional services	134,984	99,056	69,552
Total revenue	297,651	224,404	167,546
Cost of revenue:
Product (1)	27,854	23,841	21,832
Maintenance and professional services (1)	40,028	34,771	26,571
Total cost of revenue	67,882	58,612	48,403
Total gross profit	229,769	165,792	119,143
Operating expenses:
Research and development (1)	61,713	47,435	31,490
Sales and marketing (1)	183,880	144,398	119,071
General and administrative (1)	57,721	51,206	30,731
Total operating expenses	303,314	243,039	181,292
Loss from operations	(73,545)	(77,247)	(62,149)
Interest expense	(913)	(1,223)	(2,577)
Other income (expense), net	2,567	316	(607)
Revaluation of warrant liabilities	—	(727)	1,104
Loss before income taxes	(71,891)	(78,881)	(64,229)
Income tax provision	2,945	1,839	1,250
Net loss	$(74,836)	$(80,720)	$(65,479)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	12,810	—
Net loss attributable to common stockholders	$(74,836)	$(93,530)	$(65,479)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Cost of revenue:
Product	$253	$103	$30
Maintenance and professional services	3,015	2,291	1,123
Research and development	10,161	6,213	2,311
Sales and marketing	24,999	14,451	8,084
General and administrative	15,069	19,538	5,286
Total	$53,497	$42,596	$16,834

	Year Ended December 31,
	2018	2017	2016

	(As a percentage of total revenue)
Revenue:
Product	55%	56%	58%
Maintenance and professional services	45	44	42
Total revenue	100	100	100
Cost of revenue:
Product	10	11	13
Maintenance and professional services	13	15	16
Total cost of revenue	23	26	29
Total gross profit	77	74	71
Operating expenses:
Research and development	21	21	19
Sales and marketing	62	64	71
General and administrative	19	23	18
Total operating expenses	102	108	108
Loss from operations	(25)	(34)	(37)
Interest expense	—	(1)	(2)
Other income (expense), net	1	—	—
Revaluation of warrant liabilities	—	—	1
Loss before income taxes	(24)	(35)	(38)
Income tax provision	1	1	1
Net loss	(25)%	(36)%	(39)%
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—%	6%	—%
Net loss attributable to common stockholders	(25)%	(42)%	(39)%

Comparison of the Years Ended December 31, 2018, 2017, and 2016
Revenue

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Revenue:
Product	$162,667	$125,348	$97,994	$37,319	30%	$27,354	28%
Maintenance and professional services
Support and maintenance	118,572	86,691	60,374	31,881	37%	26,317	44%
Professional services	16,412	12,365	9,178	4,047	33%	3,187	35%
Total maintenance and professional services	134,984	99,056	69,552	35,928	36%	29,504	42%
Total revenue	$297,651	$224,404	$167,546	$73,247	33%	$56,858	34%
Product revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase of $57.6 million, or 117%, in Software Product revenue, which was partially offset by a decrease of $20.3 million or 27% in Hardware Product revenue. The increase in Software Product revenue included a $29.7 million increase in the sale of CounterACT and SilentDefense, and a $27.9 million increase in the sale of Extended Modules. The decrease in Hardware Product revenue was primarily due to a $35.2 million decrease in the sale of CounterACT Appliances, which was partially offset by a $14.8 million increase in the sale of hardware sold separately for use with CounterACT.
Maintenance and professional services revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a $16.1 million increase attributed to support and maintenance contracts associated with initial product sales, a $15.8 million increase attributed to support and maintenance contracts that were renewals, and a $4.0 million increase attributed to increased sales of professional services.
Product revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase of $27.1 million, or 121%, in Software Product revenue. The increase in Software Product revenue included a $23.4 million increase in the sale of CounterACT and a $3.6 million increase in sale of Extended Modules.
Maintenance and professional services revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a combination of a $14.0 million increase in support and maintenance contracts associated with initial product sales, a $12.3 million increase in support and maintenance contracts that were renewals, and a $3.2 million increase in revenue from sales of professional services.

Cost of Revenue

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Cost of revenue:
Product	$27,854	$23,841	$21,832	$4,013	17%	$2,009	9%
Maintenance and professional services	40,028	34,771	26,571	5,257	15%	8,200	31%
Total cost of revenue	$67,882	$58,612	$48,403	$9,270	16%	$10,209	21%
Product cost of revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due a $11.5 million increase due to higher quantities of hardware sold separately for use with CounterACT, partially offset by an $8.2 million decrease due to lower quantities of CounterACT Appliances sold.
Maintenance and professional services cost of revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in personnel costs related to an average increase in headcount of 24%.
Product cost of revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $3.6 million increase due to higher quantities of hardware sold separately for use with CounterACT, partially offset by a $1.9 million decrease due to lower quantities of CounterACT Appliances sold.
Maintenance and professional services cost of revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to an increase in personnel costs related to an average increase in headcount of 28%.
Gross Profit and Gross Margin

	Year Ended December 31,						2018 to 2017		2017 to 2016
	2018		2017		2016		Change		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(Dollars in thousands)
Gross profit:
Product	$134,813	83%	$101,507	81%	$76,162	78%	$33,306	2%	$25,345	3%
Maintenance and professional services	94,956	70%	64,285	65%	42,981	62%	30,671	5%	21,304	3%
Total gross profit	$229,769	77%	$165,792	74%	$119,143	71%	$63,977	3%	$46,649	3%
Gross profit increased for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was driven by increases in product margin and increases in maintenance and professional services margin.
The increase in product margin was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of Extended Modules and customers deploying CounterACT in virtual environments that does not require any hardware being provided by the Company. The mix between Software Products revenue and Hardware Products revenue shifted to 66:34 for the year ended December 31,

2018, from 39:61 for the year ended December 31, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 35:31:34 for the year ended December 31, 2018, from 6:39:55 for the year ended December 31, 2017.
The increase in maintenance and professional services margin was primarily driven by growing efficiencies in our customer support organization and the scaling of our prior investments.
Gross profit increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was driven by increases in product margin and increases in maintenance and professional services margin.
The increase in product margin was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of Extended Modules and customers deploying CounterACT in virtual environments that does not require any hardware being provided by the Company. The mix between Software Products revenue and Hardware Products revenue shifted to 39:61 for the year ended December 31, 2017, from 23:77 for the year ended December 31, 2016. Within Hardware Products revenue, the mix among hardware sold separately for use with CounterACT, low-end CounterACT Appliances, and high-end CounterACT Appliances shifted to 6:39:55 for the year ended December 31, 2017, from 0:50:50 for the year ended December 31, 2016.
The increase in maintenance and professional services margin was primarily driven by growing efficiencies in our customer support organization and the scaling of our prior investments, as well as a shift in revenue mix to higher margin support and maintenance revenue.
Operating Expenses

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$61,713	$47,435	$31,490	$14,278	30%	$15,945	51%
Sales and marketing	183,880	144,398	119,071	39,482	27%	25,327	21%
General and administrative	57,721	51,206	30,731	6,515	13%	20,475	67%
Total operating expenses	$303,314	$243,039	$181,292	$60,275	25%	$61,747	34%
Research and development expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to an increase in personnel costs of $11.6 million related to an increase of 43% in headcount, and includes an increase in stock-based compensation costs of $3.9 million. The increase was further driven by an increase in allocated IT and facilities costs of $1.5 million.
Sales and marketing expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to an increase in personnel costs of $31.8 million related to an increase of 40% in headcount, and include an increase in stock-based compensation expense of $10.4 million and an increase in commissions expense of $7.0 million. The increase was further driven by an increase in other marketing activities costs of $2.5 million, an increase in allocated IT and facilities cost of $2.4 million, and an increase in travel and entertainment cost of $2.1 million.
General and administrative expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to an increase in personnel cost, excluding stock-based compensation expenses, of $5.1 million related to an increase of 26% in headcount, partially offset by a decrease in stock-based compensation expense of $4.3 million impacted by the modification of our CEO’s equity awards in the year ended December 31, 2017 but no similar transactions occurred during the year ended December 31, 2018. This increase was further driven by an increase in professional fees of $3.8 million which includes acquisition-related expenses.
Research and development expense increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in personnel costs of $12.5 million related to an increase of 25% in headcount, and includes an increase in stock-based compensation costs of $3.9 million. The increase was further driven by an increase in allocated IT and facilities costs of $1.5 million.
Sales and marketing expense increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in personnel costs of $20.5 million related to an increase of 16% in headcount, and includes an increase in stock-based compensation expense of $6.3 million. The increase was further driven by an increase in travel and entertainment cost of $3.8 million and increase in allocated IT and facilities costs of $1.6 million.
General and administrative expense increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in personnel costs of $18.0 million related to an increase of 20% in headcount, and includes an increase in stock-based compensation expense of $14.1 million impacted by certain grants that had an IPO trigger. The increase was further driven by an increase in professional fees of $1.4 million primarily related to consulting fees. The increase is partially offset by a reduction of $1.3 million settlement payment to a technology partner during the year ended December 31, 2016 to settle a contract dispute following the cancellation of such technology partner’s contract with us. No similar transactions occurred during the year ended December 31, 2017.
Interest Expense

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Interest expense	$(913)	$(1,223)	$(2,577)	$310	(25)%	$1,354	(53)%
Interest expense decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Interest expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a lower fixed interest rate per annum associated with our amended and restated loan and security agreement beginning in December, 2016.
Other Income (Expense), Net

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Other income (expense), net	$2,567	$316	$(607)	$2,251	712%	$923	(152)%
Other income (expense), net increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in interest income from marketable securities.
Other income (expense), net increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease of $0.8 million in foreign currency exchange losses.

Revaluation of Warrant Liabilities

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Revaluation of warrant liabilities	$—	$(727)	$1,104	$727	(100)%	$(1,831)	(166)%
Change in revaluation of warrant liabilities decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017 as there were no preferred stock warrants outstanding during the year ended December 31, 2018.
Change in revaluation of warrant liabilities decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.3 million of mark to market adjustment at the IPO date when the preferred stock warrants converted to common stock warrants, a $0.1 million mark to market adjustment at the IPO date upon the exercise of preferred stock warrants, and an increase of $1.4 million in mark to market adjustment for the pre-IPO period.
Provision for Income Taxes

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(Dollars in thousands)
Provision for income taxes	$2,945	$1,839	$1,250	$1,106	60%	$589	47%
Effective tax rate	(4.1)%	(2.3)%	(1.9)%
We recorded an income tax provision for the year ended December 31, 2018 due to foreign income taxes, unrecognized tax benefits and U.S. state minimum taxes. The increase in the provision for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in pre-tax income of our international operations mainly due to our decision for stock based compensation to be included within our Israeli entity’s transfer pricing reimbursement arrangements. The effective tax rate decreased primarily due to a decrease in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
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
See Note 10 of our Notes to Consolidated Financial Statements, included in Part II Item 8 of this Annual Report on Form 10-K, for details on income tax reserves related to uncertain tax provisions.

Liquidity and Capital Resources
The following data should be read in conjunction with our consolidated statements of cash flows.

	December 31,
	2018	2017

	(In thousands)
Working capital	$52,623	$144,296
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$66,895	$63,009
Marketable securities	47,632	123,384
Total cash, cash equivalents, and marketable securities	$114,527	$186,393
Total notes payable	15,579	22,824
Net cash, cash equivalents, and marketable securities	$98,948	$163,569
Our liquidity and capital resources are derived from cash received from our IPO and our follow-on offering, and cash flows from operations. Our cash equivalents are comprised of cash and money market accounts. Our marketable securities are comprised of commercial paper, corporate-debt securities, and U.S. government securities. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
At December 31, 2018, our cash, cash equivalents, and marketable securities of $114.5 million were held for general corporate purposes, of which approximately $11.2 million was held outside the United States. As discussed further in Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, and current notes payable. Working capital decreased by $91.7 million during the year ended December 31, 2018, primarily due to a decrease in marketable securities, an increase in current deferred revenue, an increase in accrued compensation, an increase in accounts payable, an increase in accrued expenses, a decrease in inventory, partially offset by an increase in accounts receivable, an increase in cash and cash equivalents, an increase in current deferred commissions, and an increase in prepaid expenses and other current assets. The following table summarizes our cash flows for the years ended December 31, 2016, 2017, and 2018:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Net cash provided by (used in) operating activities	$13,489	$(2,735)	$(38,291)
Net cash used in investing activities	(36,950)	(127,549)	(22,010)
Net cash provided by financing activities	25,123	113,764	13,310
Effect of exchange rate changes on cash and cash equivalents	(7)	—	—
Net change in cash, cash equivalents, and restricted cash for period	$1,655	$(16,520)	$(46,991)

On October 31, 2017, we completed our IPO, in which we issued and sold 6,072,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that were exercised in full. We received aggregate proceeds of $124.2 million from the IPO, net of underwriters’ discounts and commissions.
On March 23, 2018, we completed our follow-on offering (the “Offering”), in which we issued and sold 500,000 shares of our common stock. Further, an additional 4,572,650 shares of our common stock were sold by certain stockholders in the Offering, inclusive of the underwriters’ option to purchase additional shares from certain of the selling stockholders. The price to the public was $29.00 per share. We received aggregate proceeds of $16.4 million from the Offering, net of underwriters’ discounts and commissions of $0.7 million and inclusive of approximately $2.6 million received by us in connection with the exercise by certain selling stockholders of options to purchase an aggregate of 425,436 shares of common stock that were sold in the Offering. The Company incurred offering costs of approximately $1.2 million.
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
We were in compliance with respect to all financial-related covenants under our loan agreements as of December 31, 2018 and December 31, 2017.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by (used in) operating activities was $13.5 million, $(2.7) million, and $(38.3) million for the years ended December 31, 2018, 2017, and 2016, respectively, representing an increase of $16.2 million and $35.6 million year over year for the year ended December 31, 2018 and 2017, respectively, as compared to the prior year periods. The increase in generation of cash during each fiscal year was due primarily to higher billings and collections, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.

Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the year ended December 31, 2018 was $37.0 million, primarily due to the business acquisition of SecurityMatters, net of cash acquired, of $105.4 million, $54.5 million in purchases of marketable securities, and capital expenditures to purchase property and equipment of $7.6 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $130.6 million.
Cash used in investing activities during the year ended December 31, 2017 was $127.5 million, primarily resulting from an increase of $123.0 million in purchases of marketable securities from our net IPO proceeds received in October 2017. Additionally, there was a $4.5 million increase from capital expenditures to purchase property and equipment.
Cash used in investing activities for the year ended December 31, 2016 was $22.0 million, primarily resulting from capital expenditures to purchase property and equipment of $22.0 million, a large portion of which were related to the build-out of our new corporate headquarters in San Jose, California. Additionally, there was an increase of $24.0 million in purchases of marketable securities, which significantly increased the cash available for investment, offset by proceeds from maturities and sales of marketable securities of $24.0 million.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock through our IPO and follow-on offering, issuance of shares through our employee equity incentive plans, partially offset by repayments of notes payable.
Cash provided by financing activities for the year ended December 31, 2018 was $25.1 million, primarily due to proceeds from sale of shares through employee equity incentive plans of $31.8 million, proceeds from the follow-on offering in March 2018 of $13.8 million, partially offset by $11.4 million payments related to shares withheld for taxes on vesting of restricted stock units, $7.5 million in repayment of notes payable, and $1.5 million in payments of deferred offering costs.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years

		(In thousands)
Notes payable	$15,825	$7,500	$8,325	$—	$—
Operating lease obligations (1)	34,875	5,551	8,495	8,896	11,933
Purchase obligations (2)	6,464	1,825	4,639	—	—
Contract manufacturer commitments (3)	8,026	8,026	—	—	—
Total (4)	$65,190	$22,902	$21,459	$8,896	$11,933

_____________________

(1)	Consists of contractual obligations from our non-cancelable operating leases.

(2)	Consists primarily of non-cancelable license obligations for software licenses expiring at various dates through December 2021.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of December 31, 2018, we had approximately $1.3 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The new standard related to revenue recognition, Topic 606, had a material impact on our consolidated financial statements. Refer to Note 2 of Notes to Consolidated Financial Statements included in Part II. Item 8 of this Annual Report on Form 10-K for further discussion.
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

•
Expected Volatility. As we do not have a sufficient trading history of our common stock, the expected volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage.

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
Income Taxes
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a decrease in federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, a transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the measurement period is now closed and we have determined that provisional estimates of the impact recorded in the fourth quarter of 2017 in connection with the revaluation of deferred taxes and the transition tax on the mandatory deemed repatriation of foreign earnings is now final. No adjustments were necessary to the revaluation of deferred tax assets and liabilities that was recorded in 2017. However, for the transition tax, additional work was necessary to complete a more detailed analysis of our historical foreign earnings as well as potential correlative adjustments. As a result, the Company's provisional estimate of $6.9 million of undistributed foreign earnings and profits (“E&P”) subject to the transition tax decreased to approximately $1.0 million, which was reported on the 2017 tax return and fully offset by net operating losses.

Business Combinations
We account for acquisitions using the acquisition method of accounting for business combinations. When we acquire a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill and Other Long-Lived Assets
The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually on October 1st or more frequently if certain indicators are present. For the year ended December 31, 2018, we performed our goodwill impairment test on December 31, 2018 as our acquisition was completed on November 7, 2018.
We review long-lived assets, such as property and equipment and finite-lived intangible assets subject to amortization, for events and changes in circumstances that may indicate that carrying amounts of long-lived assets may not be recoverable. When such events or circumstances occur, recoverability of these assets is measured by a comparison of the carrying value to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value. To date, we have not recorded any significant impairment to goodwill and other long-lived assets.
Recent Accounting Pronouncements
Refer to Note 1 of Notes to Consolidated Financial Statements, included in Part II. Item 8 of this Annual Report on Form 10-K for analysis of recent accounting pronouncements that are applicable to our business.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollar. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2018 and December 31, 2017 would result in a loss of $0.7 million and $1.1 million, respectively, on our consolidated statements of operations.
With the acquisition of SecurityMatters on November 7, 2018, we are further exposed to foreign currency exchange risk as the functional currency of SecurityMatters is the Euro. Translation from Euro to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. The effect of an immediate 10% change in the Euro against U.S. Dollar compared to the exchange rate at December 31, 2018 would not have been material to our consolidated balance sheets.
As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.

Interest Rate Sensitivity
As of December 31, 2018, we had cash and cash equivalents, and marketable securities of $114.5 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, the effect of an immediate 10% change in interest rates at December 31, 2018 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forescout Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forescout Technologies, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers and recognizing costs related to obtaining a contract retrospectively in the period ended December 31, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forescout Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Forescout Technologies, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forescout Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SecurityMatters B.V., which is included in the 2018 consolidated financial statements of the Company and constituted approximately 2% of total assets (excluding goodwill and acquired intangible assets), as of December 31, 2018 and approximately 1% and 1% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SecurityMatters B.V.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s adoption of a new accounting standard for recognizing revenue from contracts with customers and recognizing costs related to obtaining a contract retrospectively in the period ended December 31, 2018.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Francisco, California
March 1, 2019

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2018	2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$66,895	$63,009
Marketable securities	47,632	123,384
Accounts receivable	79,255	64,686
Inventory	1,501	3,660
Deferred commissions - current	12,543	10,957
Prepaid expenses and other current assets	13,353	9,213
Total current assets	221,179	274,909
Deferred commissions - non-current	22,831	21,795
Property and equipment, net	24,349	23,260
Restricted cash - non current	1,266	4,146
Intangible assets	19,002	—
Goodwill	92,482	—
Other assets	7,369	4,608
Total assets	$388,478	$328,718
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,118	$7,348
Accrued compensation	32,649	25,358
Accrued expenses	14,558	11,031
Deferred revenue - current	101,900	79,631
Notes payable - current	7,331	7,245
Total current liabilities	168,556	130,613
Deferred revenue - non-current	69,618	55,228
Notes payable - non-current	8,248	15,579
Other liabilities	14,335	11,807
Total liabilities	260,757	213,227
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; zero shares issued and outstanding at December 31, 2018 and 2017.	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 43,403 and 38,122 shares issued and outstanding at December 31, 2018 and 2017, respectively.	43	38
Additional paid-in capital	639,237	551,986
Accumulated other comprehensive loss	(302)	(112)
Accumulated deficit	(511,257)	(436,421)
Total stockholders’ equity	127,721	115,491
Total liabilities and stockholders' equity	$388,478	$328,718

* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Revenue:
Product	$162,667	$125,348	$97,994
Maintenance and professional services	134,984	99,056	69,552
Total revenue	297,651	224,404	167,546
Cost of revenue:
Product	27,854	23,841	21,832
Maintenance and professional services	40,028	34,771	26,571
Total cost of revenue	67,882	58,612	48,403
Total gross profit	229,769	165,792	119,143
Operating expenses:
Research and development	61,713	47,435	31,490
Sales and marketing	183,880	144,398	119,071
General and administrative	57,721	51,206	30,731
Total operating expenses	303,314	243,039	181,292
Loss from operations	(73,545)	(77,247)	(62,149)
Interest expense	(913)	(1,223)	(2,577)
Other income (expense), net	2,567	316	(607)
Revaluation of warrant liabilities	—	(727)	1,104
Loss before income taxes	(71,891)	(78,881)	(64,229)
Income tax provision	2,945	1,839	1,250
Net loss	$(74,836)	$(80,720)	$(65,479)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	12,810	—
Net loss attributable to common stockholders	$(74,836)	$(93,530)	$(65,479)
Net loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(8.20)	$(11.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,980	11,405	5,609
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Net loss	$(74,836)	$(80,720)	$(65,479)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on marketable securities	9	(112)	—
Foreign currency translation adjustments	(199)	—	—
Comprehensive loss	$(75,026)	$(80,832)	$(65,479)
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit *As Adjusted	Total Stockholders' (Deficit) Equity *As Adjusted
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	18,300	$279,913	5,067	$5	$65,814	$—	$(318,621)	$(252,802)
Cumulative effect of accounting change	—	—	—	—	—	—	41,175	41,175
Stock-based compensation	—	—	—	—	16,834	—	—	16,834
Issuance of common stock in connection with employee equity incentive plans	—	—	644	1	1,070	—	—	1,071
Vesting of early exercised stock options	—	—	143	—	1,074	—	—	1,074
Net proceeds from issuance of Series G redeemable convertible preferred stock	169	3,941	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(65,479)	(65,479)
Balance as of December 31, 2016	18,469	283,854	5,854	6	84,792	—	(342,925)	(258,127)
Cumulative effect of accounting change	—	—		—	—	—	34	34
Unrealized loss on marketable securities	—	—	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	—	—	42,562	—	—	42,562
Issuance of common stock in connection with employee equity incentive plans	—	—	306	—	1,626	—	—	1,626
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	—	—	6,072	6	119,678	—	—	119,684
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	(18,525)	(283,854)	24,845	25	283,829	—	—	283,854
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,173	—	—	4,173
Vesting of early exercised stock options	—	—	183	—	1,089	—	—	1,089
Shares issued for common stock warrant exercise	—	—	280	—	—	—	—	—
Shares issued for preferred stock warrant exercise	56	—	—	—	1,428	—	—	1,428
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	582	1	12,809	—	(12,810)	—
Net loss	—	—	—	—	—	—	(80,720)	(80,720)
Balance as of December 31, 2017	—	—	38,122	38	551,986	(112)	(436,421)	115,491
Other comprehensive loss, net of tax						(190)		(190)
Stock-based compensation					53,497			53,497
Issuance of common stock in connection with employee equity incentive plans	—	—	4,616	5	20,342	—	—	20,347
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	—	—	500	—	12,572	—	—	12,572
Vesting of early exercised stock options			98	—	840			840
Issuance of common stock upon exercise of common stock warrants			67	—				—
Net loss							(74,836)	(74,836)
Balance as of December 31, 2018	—	$—	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
* See Note 2 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Cash flows from operating activities
Net loss	$(74,836)	$(80,720)	$(65,479)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	53,497	42,596	16,834
Depreciation and amortization	8,003	6,068	3,610
Revaluation of warrant liabilities	—	727	(1,104)
Other	461	(127)	694
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(10,899)	(19,992)	(14,608)
Inventory	2,168	(2,719)	(450)
Deferred commissions	(2,621)	(7,469)	(9,624)
Prepaid expenses and other current assets	(3,084)	(141)	(4,772)
Other assets	(3,543)	60	(992)
Accounts payable	4,632	1,734	596
Accrued compensation	7,057	8,072	4,134
Accrued expenses	2,667	(599)	2,045
Deferred revenue	30,366	49,569	23,888
Other liabilities	(379)	206	6,937
Net cash provided by (used in) operating activities	13,489	(2,735)	(38,291)
Cash flows from investing activities
Purchases of property and equipment	(7,628)	(4,517)	(22,006)
Purchases of marketable securities	(54,530)	(123,032)	(23,983)
Proceeds from maturities of marketable securities	130,633	—	12,000
Proceeds from sales of marketable securities	—	—	11,979
Business acquisition, net of cash acquired	(105,425)	—	—
Net cash used in investing activities	(36,950)	(127,549)	(22,010)
Cash flows from financing activities
Net borrowings of notes payable	—	—	29,977
Repayments of notes payable	(7,500)	(7,500)	(20,130)
Payment of accrued success fees	—	(350)	—
Net proceeds from issuance of redeemable convertible preferred stock	—	—	2,399
Proceeds from sales of shares through employee equity incentive plans	31,790	1,626	1,071
Payment related to shares withheld for taxes on vesting of restricted stock units	(11,443)	—	—
Payments of deferred offering costs	(1,542)	(4,245)	(7)
Proceeds from public offering, net of underwriting discounts and commissions	13,818	124,233	—

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Net cash provided by financing activities	25,123	113,764	13,310
Effect of exchange rate changes on cash and cash equivalents	(7)	—	—
Net change in cash, cash equivalents, and restricted cash for period	1,655	(16,520)	(46,991)
Cash, cash equivalents, and restricted cash at beginning of period	67,357	83,877	130,868
Cash, cash equivalents, and restricted cash at end of period	$69,012	$67,357	$83,877
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,447	$1,634	$1,012
Cash paid for interest	$628	$819	$2,014
Noncash disclosure of investing and financing activities:
Change in liability for early exercise of stock options, net of vested portion	$840	$1,089	$1,075
Deferred offering costs included in accrued expenses	$—	$296	$1,435
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	$—	$4,173	$—
Cashless exercise of preferred stock warrants	$—	$1,428	$—

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$66,895	$63,009	$79,665
Restricted cash included in prepaid expenses and other current assets	$851	202	201
Restricted cash	$1,266	4,146	4,011
Total cash, cash equivalents, and restricted cash	$69,012	$67,357	$83,877
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
The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. The Company’s products for visibility and control capabilities are comprised of CounterACT and SilentDefense. CounterACT provides for visibility and control capabilities across campus IT and IoT devices, OT devices, data center physical and virtual devices and cloud virtual devices. SilentDefense provides for visibility and control capabilities deeper within an OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of Extended Modules.
The Company offers its solution across two product types: software products and hardware products. The Company’s software products include CounterACT, Extended Modules, CounterACT Virtual Appliance, CounterACT Enterprise Manager Virtual Appliances, SilentDefense and SilentDefense Command Center (“Software Products”). The Company’s hardware products include hardware that is sold separately for use with CounterACT or SilentDefense, CounterACT Appliances (hardware appliances that are embedded with CounterACT), and CounterACT Enterprise Manager Appliances (“Hardware Products”).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the best estimate of selling prices for products and related support, the period over which deferred sales commissions are amortized to expense, sales return reserve, accruals, stock-based compensation including the fair value of common stock, redeemable convertible preferred stock warrant liabilities, provision for income taxes, including related reserves, identified intangibles and goodwill, and purchase price allocation of an acquired business. Actual results could differ materially from those estimates.
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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. The Company maintains all of its cash and cash equivalents in interest-bearing bank accounts and money market accounts. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and exposed to minimal credit risk. Deposits held with banks generally exceed the amount of insurance provided on such deposits.
Accounts receivable are primarily derived from the Company’s customers, including distributors and resellers representing various geographical locations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, and, if necessary, an allowance for doubtful accounts is maintained for estimated potential credit losses. As of December 31, 2018 and 2017, four customers represented 17%, 15%, 11%, and 11% of total accounts receivable, and two customers represented 33% and 17% of total accounts receivable, respectively. For the year ended December 31, 2018, three customers represented 22%, 18%, and 13% of the Company’s total revenue. For the year ended December 31, 2017, three customers represented 31%, 22%, and 16% of the Company’s total revenue. For the year ended December 31, 2016, 24%, 16%, and 14% of the Company’s total revenue.
The Company purchases its hardware appliances from one contract manufacturer that assembles all of its products.
Foreign Currency
The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for SecurityMatters, B.V. (“SecurityMatters”) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenue and expenses have been remeasured using the average exchange rates in effect during each period. Resulting foreign currency remeasurement gains and losses are recorded in other income (expense), net on the consolidated statements of operations.
Where a non-U.S. currency is the functional currency, translation from that functional currency to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets.
Cash and Cash Equivalents
The Company considers all highly liquid investments held at financial institutions with original maturities of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Marketable Securities
The Company’s marketable securities consist primarily of commercial paper, corporate debt securities, and U.S. government agency securities. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of other income (expense), net on the consolidated statements of operations. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive loss.
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
Marketable securities are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of the marketable securities on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. As of December 31, 2018, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.
Restricted Cash
As of December 31, 2018 and 2017, the Company had restricted cash of $0.9 million and $0.2 million recorded as prepaid expenses and other current assets, respectively, and $1.3 million and $4.1 million recorded as non-current restricted cash, respectively. Restricted cash primarily consists of letters of credit issued as security deposits required for facility leases.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company assesses its trade accounts receivable for doubtful accounts based on the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, to determine whether a specific allowance is appropriate. Accounts receivable that are deemed uncollectible are charged against the allowance for doubtful accounts. Based on management’s assessment of its trade accounts receivable, the Company did not record an allowance for doubtful accounts as of December 31, 2018 and 2017.
Inventory
Inventory primarily consists of finished goods hardware appliances and production materials. Inventory is stated at the lower of cost or market determined using the specific identification method. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. There were no material inventory write-downs for the years ended December 31, 2018, 2017, and 2016.
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
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting for business combinations. When the Company acquires a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill and Other Long-Lived Assets
The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is tested for impairment annually on October 1st or more frequently if certain indicators are present. For the year ended December 31, 2018, the Company performed its goodwill impairment test on December 31, 2018 as the SecurityMatters acquisition was completed on November 7, 2018.
Management reviews long-lived assets, such as property and equipment and finite-lived intangible assets subject to amortization, for events and changes in circumstances that may indicate that carrying amounts of long-lived assets may not be recoverable. When such events or circumstances occur, recoverability of these assets is measured by a comparison of the carrying value to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value. To date, the Company has not recorded any significant impairment to its goodwill and other long-lived assets.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in its IPO and Offering, including direct incremental legal, consulting, accounting fees, and other offering-related costs. Upon completion of the Company’s IPO or Offering, these deferred offering costs were reclassified to stockholders’ equity and offset against the proceeds of the offerings.
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
Contract Manufacturer Liabilities

Manufacturing, repair, and supply chain management operations are outsourced to a third-party contract manufacturer. These costs are a significant portion of product cost of revenue. Although the Company is contractually obligated to purchase manufactured products, the Company generally does not own the manufactured products as product title transfers from the contract manufacturer to the Company and immediately to the customer upon shipment. The contract manufacturer assembles the Company’s products using design specifications, quality assurance programs, and standards that the Company establishes. Components are procured and assembled based on the Company’s demand forecasts. These forecasts represent management’s best estimates of future demand for the products based upon historical trends and analysis from sales and operations functions as adjusted for overall market conditions. The Company accrues for costs for contractual manufacturing commitments in excess of its forecasted demand, including costs incurred for excess components or for the carrying costs incurred by the contract manufacturer. To date, the Company has not accrued any significant contract manufacturer liabilities.
Redeemable Convertible Preferred and Common Stock Warrant Liabilities
Upon completion of the Company's IPO in October 2017, there were no freestanding warrants to purchase shares of convertible preferred stock. As such, no preferred stock warrant liability remained outstanding after the IPO. Before the Company's IPO, freestanding warrants related to shares that are redeemable or contingently redeemable were classified as a liability in the Company’s consolidated balance sheet. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized in the consolidated statements of operations. The Company adjusted the redeemable convertible preferred stock warrant liability to the estimated fair value of the warrants until either the exercise or the completion of the Company’s IPO, at which time the redeemable convertible preferred stock issuable upon exercise of the warrants became warrants to purchase common stock and the related liability was reclassified to additional paid-in capital in stockholders' equity.
Severance Pay Deposits and Accrued Severance Pay Liability
The Company records a severance pay asset and liability on its consolidated balance sheets related to its employees located in Israel. Under Israeli law and labor agreements, the Company is required to make severance and pension payments to retired or dismissed employees and to employees leaving employment in certain other circumstances.
Liabilities for severance pay are calculated pursuant to Israeli severance pay law using the most recent monthly salary for the employees, multiplied by the number of years of employment, and are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets for the current and non-current portions, respectively. The Company’s liability at each respective balance sheet date for its Israeli employees is fully accrued in the accompanying consolidated financial statements. The severance liability is funded through monthly deposits to the employee’s pension and management insurance carriers. The fair value of this deposit is recorded in prepaid expenses and other current assets, and other assets in the Company’s consolidated balance sheets for the current and non-current portions, respectively.
Revenue Recognition
Effective January 1, 2018, the Company adopted Topic 606 using the full retrospective method. Refer to Note 2 for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and commissions.
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
Stock-Based Compensation
Stock-based compensation for employees is measured based on the grant date fair value of the award and is expensed over the requisite service period, which is generally the vesting period. The fair value of option awards is determined on the date of grant using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the option award on the grant date prior to its IPO is affected by the Company’s estimated fair value of the underlying common stock, as well as assumptions relating to subjective variables. Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the NASDAQ Global Select Market. These variables include the expected term of the award, the expected volatility of the common stock price, the risk-free interest rate, and the expected dividend yield of common stock.
Prior to the IPO, the fair value of restricted stock units (“RSUs”) is determined on the date of grant using the Company’s estimated fair value of the underlying common stock. Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the NASDAQ Global Select Market.
Prior to January 1, 2017, for awards with a service condition only, the Company recognized stock-based compensation expense over the service period on a straight-line basis, net of forfeitures. For awards with both a service and performance condition, stock-based compensation expense is recognized over the service period using an accelerated attribution method once the performance conditions become probable. Beginning January 1, 2017 with the adoption of ASU 2016-09, the Company elected to recognize forfeitures as they occur, and no longer estimates a forfeiture rate when calculating the stock-based compensation for equity awards. Stock-based compensation for the year ended December 31, 2016 was calculated using an estimated forfeiture rate based on an analysis of the Company’s actual historical forfeitures.
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
On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a mandatory repatriation tax on earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the measurement period is now closed and the Company has determined that provisional estimates of the impact recorded in the fourth quarter of 2017 in connection with the revaluation of deferred taxes and the transition tax on the mandatory deemed repatriation of foreign earnings is now final. No material adjustments from the provisional amounts were recorded in 2018.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted Topic 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented. See Note 2 for the details of any impacts to previously reported results.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). The new standard requires lessees to recognize leases on their balance sheet as a right-of-use asset and a lease liability. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires a modified retrospective transition approach and provides certain optional transitional relief. In July 2018, the FASB issued ASU No. 2018-10 (Topic 842), Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11 (Topic 842), Targeted Improvements (“ASU 2018-11”) which provide a transition method to apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will apply the transition method, whereby prior comparative periods will not be retrospectively presented.
The new standard provides a number of optional practical expedients in transition. The Company plans to elect the following practical expedients and accounting policies:

•	Practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs,

•	Practical expedient for lessees to combine lease and non-lease components,

•	Accounting policy to not record right-of-use assets and lease liabilities for a lease with an initial term of 12 months or less.
The standard is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the lease portfolio, process, control and policy change requirements as part of the adoption. The Company expects the adoption of the new guidance to have a material impact on the total assets and liabilities reported on the Company’s consolidated balance sheets, and estimates an increase in long-term assets and total liabilities of approximately $15 million to $25 million as of January 1, 2019. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated statements of operations.
Note 2. Revenue, Deferred Revenue and Deferred Commissions
The Company adopted Topic 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented to be consistent with the standard. The most significant impact to revenue recognized related to the accounting for the sale of Extended Modules and to a lesser extent the sale of CounterACT.
Under previously reported GAAP, the Company established Vendor Specific Objective Evidence (“VSOE”) for professional services, and support and maintenance on Software Products, except Extended Modules, beginning January 1, 2016. Under previously reported GAAP, Software Product related revenue was recognized ratably over the contractually committed support and maintenance period when VSOE was not established. Professional services sold in conjunction with such Software Products were also recognized ratably over the contractually committed support and maintenance period. Under ASC 606, the requirement to have VSOE for undelivered elements is eliminated and the Company now generally recognizes Software Product revenue at the time of delivery, and any related professional services revenue as services are provided to the customers. Further, revenue allocated from future deliverables (primarily support and maintenance) to Hardware Products is now recognized upon delivery under ASC 606 when the standalone selling price is different from the contract price. Under previously reported GAAP, such differences were recognized over the contractual support and maintenance period. Additionally, Topic 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and the amortization of these costs over the contract period or estimated customer life, which resulted in the recognition of a deferred charge on the Company’s consolidated balance sheets. Under previously reported GAAP, the Company expensed all sales commissions and other incremental costs to acquire contracts as they were incurred.

Impacts on Financial Statements
The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of Topic 606. Selected consolidated balance sheet line items, which reflect the adoption of Topic 606, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Assets
Accounts receivable	$65,428	$(742)	$64,686
Deferred commission - current	$—	$10,957	$10,957
Prepaid expenses and other current assets	$8,655	$558	$9,213
Deferred commission - non-current	$—	$21,795	$21,795
Other assets	$4,120	$488	$4,608
Liabilities and stockholders’ equity
Deferred revenue - current	$98,027	$(18,396)	$79,631
Deferred revenue - non-current	$64,731	$(9,503)	$55,228
Accumulated deficit	$(497,376)	$60,955	$(436,421)

Selected consolidated statement of operations line items, which reflect the adoption of Topic 606, are as follows (in thousands, except per share data):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$121,413	$3,935	$125,348
Maintenance and professional services	$99,458	$(402)	$99,056
Cost of revenue:
Product	$24,098	$(257)	$23,841
Operating expenses:
Sales and marketing	$151,093	$(6,695)	$144,398
Loss from operations	$(87,732)	$10,485	$(77,247)
Net loss	$(91,205)	$10,485	$(80,720)
Net loss attributable to common stockholders	$(104,015)	$10,485	$(93,530)
Net loss per share attributable to common stockholders, basic and diluted	$(9.12)	$0.92	$(8.20)

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$98,655	$(661)	$97,994
Maintenance and professional services	$68,186	$1,366	$69,552
Cost of revenue:
Product	$21,678	$154	$21,832
Operating expenses:
Sales and marketing	$127,815	$(8,744)	$119,071
Loss from operations	$(71,444)	$9,295	$(62,149)
Net loss	$(74,774)	$9,295	$(65,479)
Net loss attributable to common stockholders	$(74,774)	$9,295	$(65,479)
Net loss per share attributable to common stockholders, basic and diluted	$(13.33)	$1.66	$(11.67)

Revenue by geographic area based on the billing address of the customer, which reflects the adoption of Topic 606, is as follows (in thousands):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Americas
United States	$162,479	$2,661	$165,140
Other Americas	6,176	(54)	6,122
Total Americas	168,655	2,607	171,262
Europe, Middle East, and Africa	36,300	364	36,664
Asia Pacific and Japan	15,916	562	16,478
Total revenue	$220,871	$3,533	$224,404

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Americas
United States	$133,615	$(1,399)	$132,216
Other Americas	4,949	1,017	5,966
Total Americas	138,564	(382)	138,182
Europe, Middle East, and Africa	18,918	463	19,381
Asia Pacific and Japan	9,359	624	9,983
Total revenue	$166,841	$705	$167,546

The adoption of Topic 606 impacted certain line items in the cash flows from operating activities as follows (in thousands):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(91,205)	$10,485	$(80,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	$(20,734)	$742	$(19,992)
Deferred commissions	$—	$(7,469)	$(7,469)
Prepaid expenses and other current assets	$(63)	$(78)	$(141)
Other assets	$(535)	$595	$60
Deferred revenue	$53,844	$(4,275)	$49,569

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(74,774)	$9,295	$(65,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	$(15,469)	$861	$(14,608)
Deferred commissions	$—	$(9,624)	$(9,624)
Prepaid expenses and other current assets	$(5,032)	$260	$(4,772)
Other assets	$(1,767)	$775	$(992)
Deferred revenue	$25,455	$(1,567)	$23,888
Additionally, the adoption of Topic 606 did not have a material impact on income tax provision. The adoption adjustments impacted the deferred income taxes pertaining to the U.S. entity which are subject to a full valuation allowance.
Revenue Recognition
The Company derives its revenue from sales of products and associated maintenance and professional services. The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities and across two product types: (i) software products, and (ii) hardware products.
Following the adoption of Topic 606, the Company determines revenue recognition through the following steps, which are described in more detail below:

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

•
Recognition of revenue when, or as, a performance obligation is satisfied—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue is recorded net of sales taxes.

The following describes the nature of the Company’s primary types of revenue and the revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.
Product Revenue
Product revenue consists of sales of CounterACT, SilentDefense, and Extended Modules. Revenue is recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met.
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
Capitalized contract costs were $35.9 million and $33.8 million as of December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, amortization expense for the contract costs was $14.9 million, $11.4 million, and $11.4 million, respectively. There were no impairment loss in relation to the costs capitalized for the years ended December 31, 2018, 2017, and 2016.
Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for products or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. The Company has no material contract assets. A receivable will be recorded on the consolidated balance sheets when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer products or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Contract Liabilities
Balance as of December 31, 2016	$86,405
Additions	274,468
Gross revenue recognized	(225,006)
Balance as of December 31, 2017	135,867
Additions	327,650
Assumed in a business combination	6,297
Gross revenue recognized	(297,783)
Balance as of December 31, 2018	$172,031
During the years ended December 31, 2018 and 2017, the Company recognized revenue of $80.0 million and $52.4 million that was included in the contract liabilities balance as of December 31, 2017 and 2016, respectively.
Contract modifications entered into during the year ended December 31, 2018 and 2017 did not have a significant impact on the Company’s contract assets or contract liabilities.
Performance Obligations
The majority of the contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue, certain customer deposits, and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $177.6 million as of December 31, 2018, of which the Company expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

Practical Expedients
The Company does not disclose the value of consideration associated with unsatisfied or partially unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it will have the right to invoice for services performed.
The Company also reflects the aggregate effect of all modifications to a contract that occurred before the earliest period presented in the current period’s financial statements instead of retrospectively restating contracts for all previous contract modifications.
Disaggregation of Revenue
The Company generates revenue from the sale of Software Products, Hardware Products, support and maintenance, and professional services. All revenue recognized in the consolidated statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance (in thousands):

	Year Ended December 31,
Revenue:	2018	2017	2016
Software products	$106,978	$49,405	$22,346
Hardware products	55,689	75,943	75,648
Support and maintenance	118,572	86,691	60,374
Professional services	16,412	12,365	9,178
Total revenue	$297,651	$224,404	$167,546
Note 3. Fair Value Measurements
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets and liabilities according to the fair value hierarchy (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents:
Cash	$46,017	$—	$—	$24,526	$—	$—
Money market accounts	20,878	—	—	38,483	—	—
Total cash and cash equivalents	66,895	—	—	63,009	—	—
Marketable securities:
Commercial paper	—	3,991	—	—	40,610	—
Corporate debt securities	—	35,639	—	—	58,948	—
U.S. government securities	—	8,002	—	—	23,826	—
Total marketable securities	—	47,632	—	—	123,384	—
Restricted cash (current and non-current)	2,117	—	—	4,348	—	—
Total financial assets	$69,012	$47,632	$—	$67,357	$123,384	$—
Note 4. Marketable Securities
The following table summarizes the unrealized losses and fair value of the Company’s marketable securities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$3,991	$—	$3,991	$40,610	$—	$40,610
Corporate debt securities	35,730	(90)	35,640	59,031	(83)	58,948
U.S. government securities	8,012	(11)	8,001	23,855	(29)	23,826
Total marketable securities	$47,733	$(101)	$47,632	$123,496	$(112)	$123,384
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2018 and 2017, by the contractual maturity date (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$47,733	$47,632	$83,419	$83,374
Due between one and five years	—	—	40,077	40,010
Total	$47,733	$47,632	$123,496	$123,384
The Company had 13 and 20 marketable securities in unrealized loss positions as of December 31, 2018 and 2017, respectively. For individual marketable securities that were in an unrealized loss position as of December 31, 2018 and 2017, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized loss position are presented in the following tables (in thousands):

	December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,020	$(3)	$31,620	$(87)	$35,640	$(90)
U.S. government securities	—	—	8,001	(11)	8,001	(11)
Total	$4,020	$(3)	$39,621	$(98)	$43,641	$(101)

	December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$58,581	$(83)	$—	$—	$58,581	$(83)
U.S. government securities	23,771	(29)	—	—	23,771	(29)
Total	$82,352	$(112)	$—	$—	$82,352	$(112)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities at December 31, 2018 and 2017.
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$19,832	$18,631
Computer, equipment and software	14,591	9,835
Furniture and fixtures	4,361	3,577
Demonstration units	3,262	2,528
Total property and equipment	42,046	34,571
Less: accumulated depreciation	(17,697)	(11,311)
Total property and equipment, net	$24,349	$23,260
Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017, and 2016 was approximately $7.5 million, $6.1 million and $3.6 million, respectively.
Note 6. Acquisitions, Goodwill, and Intangible Assets
On November 7, 2018, the Company acquired 100% of the equity interests of SecurityMatters B.V. (“SecurityMatters”), a privately-held entity that develops cybersecurity solutions for the operational technology market, through a share purchase agreement (the “Purchase Agreement”) in exchange for cash consideration (the “Acquisition”). This Acquisition has been accounted for as a business combination and is intended to enhance the Company’s market-leading solutions with deeper visibility into the operational technology network stack.
The total consideration transferred as part of the closing of the Acquisition for all of the vested and outstanding equity interests of SecurityMatters consisted of cash payments (adjusted for customary closing adjustments) of $109.3 million (the “Purchase Consideration”). There were no other components of Purchase Consideration other than cash payments.

Also, as part of the Purchase Agreement, the Company agreed to pay cash on the closing date of the Acquisition of $6.2 million to be held by a third-party escrow agent and to be released to a continuing employee of SecurityMatters (the “Holdback Amounts”). Such Holdback Amounts were recorded as prepaid expenses and other current assets for the current portion and other assets for the non-current portion, and would be released at future dates following the one and two-year anniversaries of the Acquisition in exchange for future employee services to the Company (assuming the employee provides the required service). In addition, as part of the Purchase Agreement, the Company agreed to pay cash on future dates of $1.2 million to continuing employees of SecurityMatters in exchange for such employees’ equity awards that were unvested as of the closing of the Acquisition. Such cash payments would be paid on future dates that are consistent with the original SecurityMatters equity awards’ vesting terms (assuming the employees provide employee services to the Company through such future dates). Such amounts were not included as Purchase Consideration, but instead will be recognized as post-combination compensation expense over the period the employees provide the required services.
Also in connection with the Acquisition, the Company issued RSUs with a grant date fair value of $5.9 million to continuing employees of SecurityMatters in exchange for future employee services to the Company, which vest annually over four years from the grant date. Such amounts are recorded as post-combination compensation expense over the period the employees provide the requisite service.
Additionally, the Company recognized $2.7 million of acquisition transaction costs as general and administrative expense in the Company’s consolidated statements of operations during the year ended December 31, 2018.
The Purchase Consideration of $109.3 million was preliminary allocated as follows (in thousands):

Amount
Net tangible assets acquired	$686
Intangible assets	19,500
Deferred tax liabilities, net	(3,486)
Goodwill	92,648
Total purchase price allocation	$109,348
The Company is still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Intangible Assets
	Cost	Weighted Average Useful Life (in years)
Developed technology	$13,300	7.0
Customer relationships	6,200	5.0
Total intangible assets acquired	$19,500	6.4
Goodwill represents the excess of the preliminary estimated Purchase Consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Company’s one operating segment. Goodwill is primarily attributable to expected post-acquisition synergies from integrating SecurityMatters’ technology into the Company’s security solutions and product offerings and cross-selling opportunities. None of the goodwill recorded is deductible for income tax purposes.
The results of operations of SecurityMatters have been included in the Company’s consolidated statements of operations from the acquisition date. Pro forma results of operations for the transaction have not been presented as they were not material to the consolidated statements of operations.

Goodwill and Acquired Intangible Assets
There was no goodwill related to acquisitions as of December 31, 2017 and in prior periods. The changes in the carrying amount of goodwill during the year ended December 31, 2018 are as follows (in thousands):

Amount
Balance as of December 31, 2017	$—
Goodwill acquired	92,648
Foreign currency translation adjustments	(166)
Balance as of December 31, 2018	$92,482
There were no intangible assets acquired as of December 31, 2017 and in prior periods. Intangible assets subject to amortization realized from acquisitions as of December 31, 2018 are as follows (in thousands):

	Intangible Assets
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net
Developed technology	$13,300	$(280)	$(24)	$12,996
Customer relationships	6,200	(183)	(11)	6,006
	$19,500	$(463)	$(35)	$19,002
Amortization expense of intangible assets during the year ended December 31, 2018 was $0.5 million, which was recognized in the consolidated statements of operations, within product cost of revenue and sales and marketing expenses. There was no amortization expense of intangible assets during the years ended December 31, 2017 and 2016.
The expected future annual amortization expense of intangible assets as of December 31, 2018 is presented below (in thousands):

Year Ending December 31,	Amount
2019	$3,122
2020	3,122
2021	3,122
2022	3,122
2023 and thereafter	6,514
Total	$19,002
Note 7. Commitments and Contingencies
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
As of December 31, 2018, the future minimum lease payments by fiscal year under non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2019	$5,551
2020	4,188
2021	4,307
2022	4,435
2023	4,461
2024 and thereafter	11,933
Total	$34,875
Rent expense was approximately $6.4 million, $5.6 million, and $5.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Contract Manufacturer Commitments
As of December 31, 2018, the Company had contract manufacturer commitments of $8.0 million to purchase components and products from the Company’s third-party contract manufacturer. The contract manufacturer commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales.
Purchase Obligations
As of December 31, 2018, the Company had purchase obligations of $6.5 million primarily related to non-cancelable license obligations for software licenses.
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
On October 24, 2017, Network Security Technologies, LLC, or NST, filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company infringe U.S. Patent Nos. 8,234,705 and 9,516,048 and is seeking compensatory damages and attorneys’ fees. The Company believed it had meritorious defenses and intended to vigorously defend the claims against the Company. Subsequently, on February 1, 2018, NST filed a notice of voluntary dismissal without prejudice to dismiss the Company from the complaint.
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

Note 8. Debt Agreements
On December 22, 2016, the Company amended its amended and restated loan and security agreement, which was originally entered into in May 2009 (the “Amended and Restated 2009 Loan and Security Agreement”) to increase the maximum amount of credit available for borrowing under the revolving line of credit to 80% of qualified accounts receivable up to $40.0 million. Additionally, the Company borrowed $30.0 million under the Amended and Restated 2009 Loan and Security Agreement, which carries a maturity date of December 2020. The combined outstanding balances of the revolving line of credit and the term loan cannot exceed $40.0 million. The agreement is subject to the Company maintaining an adjusted quick ratio of 1.25. The agreement requires equal monthly installments of principal of $625,000 and monthly interest payments at a fixed interest rate per annum of 3.25%. Concurrent with the final monthly installment payment on the maturity date in December 2020, the Company is required to pay an additional payment of $825,000.
The amortization expense related to the total discount of the Company’s debt for the years ended December 31, 2018, 2017, and 2016 was $0.3 million, $0.3 million, and $0.7 million, respectively.
As of December 31, 2018 and 2017, there was no outstanding balance under the revolving line of credit. The following table presents the carrying value of the Company’s notes payable (in thousands):

	December 31,
	2018	2017
Principal amount of notes payable	$15,825	$23,325
Unamortized debt discount	(246)	(501)
Net carrying amount of notes payable	15,579	22,824
Less current portion	(7,331)	(7,245)
Non-current portion of notes payable	$8,248	$15,579
The Amended and Restated 2009 Loan and Security Agreement provides certain financial-related covenants, among others, relating to delivery of audited financial statements to the lenders. The Company was in compliance with respect to all financial-related covenants under its loan agreements as of December 31, 2018 and 2017.
As of December 31, 2018, the future principal payments on the Company’s notes payable were as follows (in thousands):

Years Ending December 31,	Amount
2019	$7,500
2020	8,325
Total	$15,825
Note 9. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Upon the closing of the IPO in October 2017, all shares of the Company's then-outstanding redeemable convertible preferred stock automatically converted into 25,370,616 shares of common stock, including 582,254 additional shares issuable upon conversion of our Series G redeemable convertible preferred stock based on the initial public offering price of $22.00 per share. As of December 31, 2018 and 2017, there were no shares of redeemable convertible preferred stock issued and outstanding.

Redeemable Convertible Preferred Stock Warrants
Concurrent with the closing of the IPO, all shares of outstanding redeemable convertible preferred stock warrants were either exercised or converted to common stock warrants. In connection with the conversion of the redeemable convertible preferred stock warrants, the Company re-measured the redeemable convertible preferred stock warrant liability as of the date of conversion and recorded an increase of $0.3 million to other income (expense), net. The Company also reclassified approximately $4.2 million from redeemable convertible preferred stock warrant liability to additional paid-in capital for the estimated fair value of the warrant on the date of conversion. Additionally, the Company recorded $0.1 million to other income (expense), net upon the exercise of redeemable convertible preferred stock warrants.
All of the above warrants were exercised as of December 31, 2017. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value at the time of exercise was $25.12, which resulted in 224,691 shares being issued by the Company.
Common Stock Warrants
During the year ended December 31, 2018 and 2017, 83,163 and 149,786 common stock warrants were exercised, respectively. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value per share at the time exercise was $33.36 and $25.28, which resulted in 66,661 and 111,147 shares being issued by the Company for the warrants exercised during the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, 74 common stock warrants remained outstanding and exercisable.
Common Stock
As of December 31, 2018 and 2017, 3.9 million shares and 3.7 million shares of our common stock were reserved for future grants under the 2017 Plan, respectively.
As of December 31, 2018, common stock reserved, on an as-if converted basis for issuance are as follows:

December 31, 2018
Reserved for future issuance under equity award plans	3,905,796
Common stock options outstanding	6,012,830
Restricted stock units outstanding	5,709,472
Common stock warrants outstanding	74
Total common stock reserved for issuance	15,628,172
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
Prior to the IPO, options granted allowed for early exercise unless otherwise designated by the Board of Directors at the time of grant. The Company had an early exercise liability of approximately $0.4 million and $1.2 million as at December 31, 2018 and 2017, respectively. Including early exercises, the Company has 43,450,819 and 38,266,450 shares of legally outstanding common stock as at December 31, 2018 and 2017, respectively.
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
As of December 31, 2018, 387,602 shares of common stock were purchased under the ESPP at a weighted-average price of $19.53 per share, resulting in cash proceeds of $7.6 million. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of December 31, 2018, total unrecognized compensation cost related to the ESPP was $1.2 million, which will be amortized over a period of 0.4 years.
As of December 31, 2018, 793,617 shares of our common stock were reserved for future grants under the 2017 ESPP Plan.
Stock Option Activity
The following table summarizes option activity under the Plan and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	9,588	$10.13	8.0	$61,865
Options granted	549	$20.05
Options forfeited	(517)	$14.58
Options exercised	(306)	$5.32
Balance—December 31, 2017	9,314	$10.63	7.2	$198,012
Options granted	44	$30.81
Options exercised	(2,979)	$8.13
Options forfeited	(366)	$16.59
Balance—December 31, 2018	6,013	$11.65	6.4	$86,624
Options vested and exercisable—December 31, 2018	4,525	$10.26	6.1	$71,237
The weighted-average fair value per share for all options granted was $14.95, $9.79, and $8.24 for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate intrinsic value of employee options exercised was $71.9 million, $4.4 million, and $6.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of the outstanding options.
As of December 31, 2018, total unrecognized compensation cost related to unvested options was $11.5 million, net of estimated forfeitures, which was expected to be amortized over a weighted-average period of approximately 1.4 years.
Restricted Stock Unit Activity
The following table summarizes RSU activity under the Plan and related information (in thousands, except per share and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	1,899	$14.83	1.7	$30,720
RSUs granted	2,355	$25.20
RSUs forfeited	(38)	$20.44
Balance—December 31, 2017	4,216	$20.57	1.7	$134,448
RSUs granted	3,354	$30.94
RSUs released	(1,607)	$14.78
RSUs forfeited	(254)	$26.80
Balance—December 31, 2018	5,709	$28.01	1.8	$148,389
As of December 31, 2018, total unrecognized compensation cost related to unvested RSUs was $124.3 million, which was expected to be amortized over a weighted-average period of approximately 2.9 years.

On April 25, 2018, an aggregate of 892,996 shares underlying the RSUs held by the Company’s directors and then-current employees vested and settled. Substantially all of the RSUs vested upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The performance-based vesting condition became probable on October 26, 2017, which was the effective date of the registration statement for the Company’s IPO, and was satisfied on the Settlement Date. For the Company’s executive officers, 227,044 of the vested shares were withheld to satisfy the tax obligations due for the RSUs that settled on the Settlement Date. The closing price of the Company’s common stock on the Settlement Date was $32.76 per share, resulting in tax obligations of $7.4 million in the aggregate. For RSUs held by the Company’s non-executive employees, subject to tax withholding obligations, 55,904 shares were sold on the Settlement Date to cover tax obligations of $1.8 million in the aggregate.
Stock-Based Compensation
Stock-based compensation expense for both employees and non-employees included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue:
Product	$253	$103	$30
Maintenance and professional services	3,015	2,291	1,123
Research and development	10,161	6,213	2,311
Sales and marketing	24,999	14,451	8,084
General and administrative	15,069	19,538	5,286
Total	$53,497	$42,596	$16,834
Prior to the IPO, certain employees and advisors have been granted stock options with vesting subject to a future liquidity event. Upon the liquidity event, these stock options became fully exercisable, and all of the associated stock-based compensation expense was recognized. Prior to the IPO, the Company granted RSUs to participants that included both a service-based vesting condition and a performance-based vesting condition. The awards generally vest annually over four years, but were subject to a liquidity event prior to any of the shares vesting. Further, in the case of a liquidity event that is an IPO, participants must provide services through 181 days post-IPO before any of the “accrued” time-based shares can vest. Since these options and awards were tied to a liquidity event, and in accordance with the accounting guidance, the liquidity event was not deemed probable until occurrence, the Company did not record any expense for these grants until the completion of the Company’s IPO. Upon the closing of the Company’s IPO on October 31, 2017, the Company recognized stock-based compensation expense of approximately $21.2 million related to these performance-based stock options and RSUs.
During the year ended December 31, 2017, the Company amended its Chief Executive Officer's (“CEO”) employment agreement to provide for accelerated vesting of all of the CEO’s equity awards upon his termination due to death or disability while executing his employment duties. As a result of this modification to the CEO’s vesting terms, the Company expects to record an incremental $7.6 million in stock-based compensation expense over the service period beginning in October 2017 (following the completion of the Company’s IPO), $6.5 million of which was recorded by the Company during the three months ended December 31, 2017. The remaining $1.1 million was recorded by the Company in the year ended December 31, 2018.
During the year ended December 31, 2016, the Company entered into separation agreements with three employees that resulted in the acceleration of the vesting for stock options. As a result of the modification, the Company recorded stock-based compensation expense of $2.3 million to sales and marketing expense.
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
The assumptions used to determine the grant date fair value of employee stock options and ESPP purchase rights for the periods presented are as follows:

	Year Ended December 31,
	2018	2017	2016
Employee Stock Options
Fair value of common stock	$29.92 – $30.97	$16.73 – $31.16	$15.78 – $21.56
Risk-free interest rate	2.4% – 2.8%	1.9% – 2.2%	1.2% – 2.1%
Expected term (in years)	6.1	6.0 – 6.1	6.0 – 8.1
Volatility	48%	46% – 49%	47% – 51%
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Fair value of common stock	$24.65 – $31.00	$25.12	$—
Risk-free interest rate	2.14% – 2.52%	1.4%	—%
Expected term (in years)	0.5	0.5	0
Volatility	30% – 43%	30%	—%
Dividend yield	—%	—%	—%

Note 10. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Domestic	$(85,252)	$(82,292)	$(66,810)
Foreign	13,361	3,411	2,581
Total	$(71,891)	$(78,881)	$(64,229)
* Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Current
Federal	$1	$17	$4
State	56	50	66
Foreign	3,263	1,788	1,273
Total current	3,320	1,855	1,343

Deferred
Foreign	(375)	(16)	(93)
Total deferred	$(375)	$(16)	$(93)

Total	$2,945	$1,839	$1,250
* Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax effects of net operating loss and credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017 *As Adjusted
Deferred tax assets:
Federal and state net operating losses	$59,803	$43,410
Research/other credits	2,913	1,060
Non-deductible and accrued expenses	4,756	4,485
Deferred revenue	14,040	3,725
Property and equipment	506	—
Stock-based compensation	10,323	9,507
Other	1,024	610
Gross deferred tax assets	93,365	62,797
Valuation allowance	(83,376)	(54,233)
Net deferred tax assets	9,989	8,564

Deferred tax liabilities:
Acquired intangible assets	(4,117)	—
Property and equipment	—	(13)
Deferred commission	(8,691)	(8,375)
Others	(116)	—
Net deferred tax liabilities	(12,924)	(8,388)

Total	$(2,935)	$176
* Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.
 Reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Tax at federal statutory rate	$(15,097)	$(30,385)	$(21,838)
State, net of federal benefit	61	60	61
Stock-based compensation	(6,215)	4,097	3,225
Non-deductible warrant expenses	—	272	(365)
Tax Reform federal rate change	—	36,460	—
Change in valuation allowance	23,929	(10,512)	19,225
Other	267	1,847	942
Total	$2,945	$1,839	$1,250
* Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.
On December 22, 2017, the President of the United States signed the Tax Act into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a mandatory repatriation tax on earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the change in the U.S. tax rate, the Company’s deferred tax assets and liabilities were remeasured, resulting in an unfavorable change of $36.5 million, which was offset by a corresponding change in the valuation allowance in its income tax expense for the year ended December 31, 2017.

The Tax Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company had a provisional $6.9 million of undistributed foreign E&P subject to repatriation, however, no tax liability was recognized as of December 31, 2017 because the deemed repatriation is expected to be fully offset by net operating losses. The effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. In the fourth quarter of 2018, the Company finalized its provisional estimate of undistributed E&P that was subject to repatriation and recorded an adjustment of $5.9 million. This change to the provisional estimate originally recorded in the financial statement period ending December 31, 2017, did not have an impact on the Company’s income statement or balance sheet as the income inclusion was fully offset by net operating loss deferred tax assets, which are subject to a full valuation allowance.
The Tax Act provides for new international rules for Global Intangible Low-Tax Income (“GILTI”), Base Erosion Anti-Abuse Tax (“BEAT”), and Foreign Derived Intangible Income (“FDII”), which are effective for tax years beginning after December 31, 2017. For the year ended December 31, 2018, BEAT and FDII were not applicable to the Company and there was no income inclusion associated with GILTI.
A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. The valuation allowance increased by $29.1 million and decreased by $0.9 million for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $243.8 million, which begin to expire in 2021 if not utilized. The Company also has California net operating loss carryforwards of approximately $29.3 million, which begin to expire in 2028 if not utilized. The Company also has other state net operating loss carryforwards of approximately $102.9 million, which begin to expire in 2019 if not utilized. The Company has federal, California, and Texas research and development credit carryforwards of $1.8 million, $1.2 million, and $0.1 million respectively. The federal research and development credits will begin to expire in 2035, if not utilized. California research and development credits can be carried forward indefinitely.
Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards before utilization. The Company performed an ownership change analysis from inception to the balance sheet date of December 31, 2018 and $2.8 million of net operating loss carryforwards were written off due to the limitation.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2018, there is no U.S. income tax impact of undistributed earnings from its foreign subsidiaries. Any earnings if distributed by the foreign subsidiary would not result in any material liability since they would be offset by net operating losses.
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
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at the beginning of the period	$1,727	$1,050	$254
Additions for tax positions taken in prior years	104	248	185
Additions for tax positions taken in current year	195	845	611
Reductions for tax positions taken in prior years	(759)	—	—
Settlements with taxing authorities	—	(416)	—
Unrecognized tax benefits at the end of the period	$1,267	$1,727	$1,050

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2018, 2017, and 2016, the Company did not recognize any significant accrued interest and penalties related to uncertain tax positions.
The Company is subject to federal income tax as well as income tax in multiple state and foreign jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination for United States federal tax returns, and fiscal year 2016 remains subject to examination for Israel. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements. When considering the outcomes and the timing of tax examinations, the Company is unable to determine the amount of uncertain tax positions that will significantly change within the next 12 months.
On April 22, 2018, the Supreme Court of Israel ruled to uphold a decision for stock based compensation to be included within Israeli entities’ transfer pricing reimbursement arrangements. As a result, the Company changed its tax return filing position for fiscal year 2017 and the uncertain tax position associated with this liability decreased by approximately $0.4 million, there was a corresponding increase to current income tax payable included in accrued expenses.
Note 11. Net Loss per Share
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Net loss	$(74,836)	$(80,720)	$(65,479)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	12,810	—
Net loss attributable to common stockholders	$(74,836)	$(93,530)	$(65,479)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,980	11,405	5,609
Net loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(8.20)	$(11.67)
* Adjusted to include the impact of ASC 606. Refer to Note 2 for more details on the impact of the adoption of this standard.
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share (in thousands).

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	6,013	9,314	9,588
Unvested early exercised common shares	47	146	330
Unvested restricted stock units	5,709	4,216	1,899
Shares estimated under ESPP	233	221	—
Warrants to purchase common stock	—	83	233
Redeemable convertible preferred stock	—	—	24,788
Warrants to purchase redeemable convertible preferred stock	—	—	293

Note 12. Employee Benefit Plans
Israeli labor laws and agreements require the Company’s Israeli subsidiary to make severance payments to retired or dismissed Israeli employees, as well as to employees leaving employment under certain other circumstances. The Company’s severance obligations to employees are measured based upon length of service and latest monthly salary amount. The Company has recorded a non-current liability of $2.5 million and $2.6 million as of December 31, 2018 and 2017, respectively, for the estimated amount of accrued severance benefits in other liabilities in the accompanying consolidated balance sheet. The current portion of the liability was immaterial as of December 31, 2018 and 2017. The deposits are held with a severance pay fund in order to fund the obligation, which totaled $2.0 million and $2.1 million as of December 31, 2018 and 2017, respectively, and are recorded as a non-current asset in other assets in the accompanying consolidated balance sheets. The current portion of the deposit was immaterial as of December 31, 2018 and 2017.
A 401(k) tax-deferred savings plan (the “401(k) Plan”) was established that covers substantially all of the Company’s U.S. employees. The 401(k) plan permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company provided for a match of 50% of the first 6% of an eligible employee’s compensation contributed, up to a maximum matching dollar amount of $2,000 for a year. Matching contributions under the 401(k) Plan are 100% vested when made. Pre-tax 401(k) and post-tax Roth 401(k) contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions are not taxable to the employees until distributed from the 401(k) Plan, and post-tax contributions are not exempt from taxes at the time of contribution but the earnings accumulated are tax-free and are not taxable upon distribution. All contributions are deductible by the Company when made. The Company’s contributions to the 401(k) Plan were $1.3 million, $1.1 million, and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 13. Segment Information
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
Revenue by geographic area is attributed based on the billing address of the customer and is as follows (in thousands):

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Revenue:
Americas
United States	$215,322	$165,140	$132,216
Other Americas	6,883	6,122	5,966
Total Americas	222,205	171,262	138,182
Europe, Middle East, and Africa (“EMEA”)	52,214	36,664	19,381
Asia Pacific and Japan (“APJ”)	23,232	16,478	9,983
Total revenue	$297,651	$224,404	$167,546
* Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.

Long-lived assets, net by geographic area are attributed based on legal entity structure and are as follows (in thousands):

	December 31,
	2018	2017
Long-lived assets, net:
United States	$18,570	$18,989
Israel	5,057	3,453
Other	722	818
Total long-lived assets, net	$24,349	$23,260
Note 14. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017 (1)	September 30, 2017	June 30, 2017	March 31, 2017

	(In thousands, except per share amounts)
Revenue:
Product	$47,482	$51,082	$34,323	$29,780	$34,994	$43,204	$26,842	$20,308
Maintenance and professional services	37,250	34,546	33,271	29,917	27,913	26,136	23,139	21,868
Total revenue	84,732	85,628	67,594	59,697	62,907	69,340	49,981	42,176
Cost of revenue:
Product (2)	6,852	8,947	4,919	7,136	6,964	7,240	5,545	4,092
Maintenance and professional services (2)	10,634	10,250	9,794	9,350	9,109	8,688	8,543	8,431
Total cost of revenue	17,486	19,197	14,713	16,486	16,073	15,928	14,088	12,523
Total gross profit	67,246	66,431	52,881	43,211	46,834	53,412	35,893	29,653
Operating expenses:
Research and development (2)	17,161	15,062	14,803	14,687	14,801	10,985	10,702	10,947
Sales and marketing (2)	50,464	46,098	45,039	42,279	41,769	34,028	33,556	35,045
General and administrative (2)	16,849	13,880	13,260	13,732	23,941	9,148	8,902	9,215
Total operating expenses	84,474	75,040	73,102	70,698	80,511	54,161	53,160	55,207
Loss from operations	(17,228)	(8,609)	(20,221)	(27,487)	(33,677)	(749)	(17,267)	(25,554)
Interest expense	(237)	(208)	(225)	(243)	(270)	(290)	(318)	(345)
Other income (expense), net	527	865	513	662	382	160	(82)	(144)
Revaluation of warrant liabilities	—	—	—	—	(385)	—	50	(392)
Loss before income taxes	(16,938)	(7,952)	(19,933)	(27,068)	(33,950)	(879)	(17,617)	(26,435)
Income tax provision	1,010	334	473	1,128	618	412	174	635
Net loss	$(17,948)	$(8,286)	$(20,406)	$(28,196)	$(34,568)	$(1,291)	$(17,791)	$(27,070)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	—	—	12,810	—	—	—
Net loss attributable to common stockholders	$(17,948)	$(8,286)	$(20,406)	$(28,196)	$(47,378)	$(1,291)	$(17,791)	$(27,070)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.20)	$(0.50)	$(0.74)	$(1.73)	$(0.21)	$(2.95)	$(4.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,016	42,064	40,457	38,313	27,349	6,140	6,031	5,924

_____________________

(1)	Adjusted to include the impact of Topic 606. Refer to Note 2 for more details on the impact of the adoption of this standard.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

	(In thousands)
Cost of revenue:
Product	$79	$67	$54	$53	$43	$19	$20	$21
Maintenance and professional services	804	715	723	773	1,361	286	319	325
Research and development	2,688	2,613	2,513	2,347	4,170	630	613	800
Sales and marketing	6,804	6,165	5,850	6,180	9,583	1,602	1,609	1,657
General and administrative	3,578	3,458	3,796	4,237	15,379	1,372	1,372	1,415
Total	$13,953	$13,018	$12,936	$13,590	$30,536	$3,909	$3,933	$4,218
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 2013 framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 7, 2018, we completed the acquisition of SecurityMatters. As permitted by the Securities and Exchange Commission, management has elected to exclude the SecurityMatters business from its assessment of internal controls over financial statement as of December 31, 2018. Total assets of the SecurityMatters business represented approximately 2% (excluding goodwill and intangible assets) of our consolidated total assets as of December 31, 2018. Revenue and net loss related to SecurityMatters business represented approximately 1% and 1% of our consolidated revenue and net loss, respectively, for the fiscal year ended December 31, 2018.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

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

3.	Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38253	3.1	December 8, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	10-Q	001-38253	3.2	December 8, 2017
4.1*	Specimen common stock certificate of the Registrant.	S-1/A	333-220767	4.1	October 16, 2017
4.2*	Special Stockholder Voting Agreement and Irrevocably Proxy by and among the Registrant, certain stockholders listed therein and Michael DeCesare, dated September 13, 2017.	S-1	333-220767	4.2	October 2, 2017
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-220767	10.1	October 2, 2017
10.2*+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220767	10.3	October 16, 2017
10.3*+	2017 Employee Stock Purchase Plan.	S-1/A	333-220767	10.4	October 16, 2017
10.4*+	2000 Stock Option and Incentive Plan, as amended, and form of agreements thereunder.	S-1	333-220767	10.5	October 2, 2017
10.5*	Lease Agreement, by and between the Registrant and CF Tasman SV LLC, dated as of October 16, 2015.	S-1	333-220767	10.6	October 2, 2017
10.6+*	Amended and Restated Employment Agreement between the Registrant and Michael DeCesare, dated May 18, 2016, as amended.	S-1	333-220767	10.14	October 2, 2017
10.7+*	Employment Agreement between the Registrant and Antonio Pedro Abreu, dated March 17, 2017.	S-1	333-220767	10.15	October 2, 2017
10.8+*	Employment Agreement between the Registrant and Christopher Harms, dated March 17, 2017.	S-1	333-220767	10.16	October 2, 2017
10.9+*	Employment Agreement between the Registrant and Darren J. Milliken, dated July 8, 2017.	S-1	333-220767	10.17	October 2, 2017
10.10*	Amended and Restated Investors’ Rights Agreement, dated November 25, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-220767	10.18	October 2, 2017
10.11+*	Summary of 2017 Bonus Plan.	10-K	001-38253	10.18	February 22, 2018
10.12+*	Outside Director Compensation Policy	S-1	333-220767	10.21	October 2, 2017
10.13+*	Executive Bonus Compensation Plan	S-1/A	333-220767	10.22	October 16, 2017
10.14*	Master Integration Agreement between the Registrant and Arrow Intelligent Systems Group operating under Arrow Electronics, Inc., dated November 3, 2017.	10-K	001-38253	10.21	February 22, 2018
10.15+	Summary of 2018 Bonus Plan					X

10.16
Share Purchase Agreement between the Registrant and Securitymatters Holding B.V., Emerald Cleantech Fund III LP, Emerald Industrial Innovation Fund LP, KPN Ventures B.V., Phoenix Contact Venture Funds I GmbH, Robert Bosch Venture Capital GmbH, Mr. Alessandro Foti, Mr. Cliff Gregory, Bolzonsoft B.V., Etalle B.V. And Zambon B.V., dated November 6, 2018
X
21.1	List of subsidiaries of the Registrant.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	X
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Previously filed.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

FORESCOUT TECHNOLOGIES, INC.
By:	/s/ Michael DeCesare
Michael DeCesare
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael DeCesare and Christopher Harms, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael DeCesare	Chief Executive Officer, President & Director (Principal Executive Officer)	March 1, 2019
MICHAEL DECESARE
/s/ Christopher Harms	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 1, 2019
CHRISTOPHER HARMS
/s/ Yehezkel Yeshurun	Co-Founder and Chairman of the Board of Directors	March 1, 2019
YEHEZKEL YESHURUN
/s/ David G. DeWalt	Vice Chairman of the Board of Directors	March 1, 2019
DAVID G. DEWALT
/s/ James Beer	Director	March 1, 2019
JAMES BEER
/s/ T. Kent Elliott	Director	March 1, 2019
T. KENT ELLIOTT
/s/ Theresia Gouw	Director	March 1, 2019
THERESIA GOUW
/s/ Mark Jensen	Director	March 1, 2019
MARK JENSEN
/s/ Rami Kalish	Director	March 1, 2019
RAMI KALISH
/s/ Enrique Salem	Director	March 1, 2019
ENRIQUE SALEM