Form 10-Q
period 2019-03-31
FORESCOUT TECHNOLOGIES, INC
filed 2019-05-09
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FSCT	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

The number of shares outstanding of the registrant’s common stock as of May 2, 2019 was 45,230,315.

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

•	our ability to enhance our existing products and technologies and develop or acquire new products and technologies;

•	our plans to attract new end-customers, retain existing end-customers, and increase our annual revenue;

•	our expectations concerning renewal rates of support and maintenance contracts with end-customers;

•	our plans to expand our international operations;

•	our expectations regarding future acquisitions of, or investments in, complementary companies, services, or technologies;

•	our ability to continue to generate a significant portion of our revenue from public sector customers;

•
the effects on our business of evolving information security and data privacy laws and regulations, government export or import controls and any failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	fluctuations in our quarterly results of operations and other operating measures;

•	our expectations regarding changes in our cost of revenue, gross margins, and operating costs and expenses;

•	our expectations regarding the portions of our revenue represented by license revenue, subscription revenue, and professional services revenue;

•	our expectations concerning the impact on our results of operations of development of our distribution programs and sales through our channel partners;

•
the impact on our revenue, gross margin, and profitability of future investments in the enhancement of Forescout eyeSight, Forescout eyeControl, Forescout eyeExtend, SilentDefense, and SilentDefense Command Center, and expansion of our sales and marketing programs;

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows, or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, but not limited to, those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and, in particular, the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and those discussed in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$70,663	$66,895
Marketable securities	56,266	47,632
Accounts receivable	56,734	79,255
Inventory	1,248	1,501
Deferred commissions - current	11,707	12,543
Prepaid expenses and other current assets	13,477	13,353
Total current assets	210,095	221,179
Deferred commissions - non-current	22,143	22,831
Property and equipment, net	23,900	24,349
Operating lease right-of-use assets	20,704	—
Restricted cash - non-current	1,283	1,266
Intangible assets, net	17,873	19,002
Goodwill	90,641	92,482
Other assets	7,034	7,369
Total assets	$393,673	$388,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,500	$12,118
Accrued compensation	28,121	32,649
Accrued expenses	13,988	14,558
Deferred revenue - current	106,087	101,900
Notes payable - current	7,352	7,331
Operating lease liabilities - current	4,718	—
Total current liabilities	169,766	168,556
Deferred revenue - non-current	72,023	69,618
Notes payable - non-current	6,402	8,248
Operating lease liabilities - non-current	23,535	—
Other liabilities	7,018	14,335
Total liabilities	278,744	260,757

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000 shares authorized;
45,133 and 43,403 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	45	43
Additional paid-in capital	662,674	639,237
Accumulated other comprehensive loss	(2,281)	(302)
Accumulated deficit	(545,509)	(511,257)
Total stockholders’ equity	114,929	127,721
Total liabilities and stockholders' equity	$393,673	$388,478

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
License	$37,680	$29,780
Subscription	33,799	26,359
Professional services	4,089	3,558
Total revenue	75,568	59,697
Cost of revenue:
License	7,607	7,136
Subscription	5,207	3,801
Professional services	6,186	5,549
Total cost of revenue	19,000	16,486
Total gross profit	56,568	43,211
Operating expenses:
Research and development	18,497	14,687
Sales and marketing	55,923	42,279
General and administrative	16,213	13,732
Total operating expenses	90,633	70,698
Loss from operations	(34,065)	(27,487)
Interest expense	(93)	(243)
Other income, net	617	662
Loss before income taxes	(33,541)	(27,068)
Income tax provision	711	1,128
Net loss	$(34,252)	$(28,196)
Net loss per share, basic	$(0.78)	$(0.74)
Weighted-average shares used to compute net loss per share, basic	44,196	38,313

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(34,252)	$(28,196)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on marketable securities	75	(246)
Foreign currency translation adjustments	(2,054)	—
Comprehensive loss	$(36,231)	$(28,442)

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2018	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
Other comprehensive loss, net of tax	—	—	—	(1,979)	—	(1,979)
Stock-based compensation	—	—	13,828	—	—	13,828
Issuance of common stock in connection with employee equity incentive plans	1,706	2	9,407	—	—	9,409
Vesting of early exercised stock options	24	—	202	—	—	202
Net loss	—	—	—	—	(34,252)	(34,252)
Balance as of March 31, 2019	45,133	$45	$662,674	$(2,281)	$(545,509)	$114,929

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	38,122	$38	$551,986	$(112)	$(436,421)	$115,491
Other comprehensive loss, net of tax	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	13,590	—	—	13,590
Issuance of common stock in connection with employee equity incentive plans	567	1	3,621	—	—	3,622
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	500	—	12,572	—	—	12,572
Vesting of early exercised stock options	25	—	219	—	—	219
Net loss	—	—	—	—	(28,196)	(28,196)
Balance as of March 31, 2018	39,214	$39	$581,988	$(358)	$(464,617)	$117,052

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,252)	$(28,196)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	13,828	13,590
Depreciation and amortization	2,845	1,607
Other	(15)	125
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	22,227	9,768
Inventory	253	3,534
Deferred commissions	1,520	411
Prepaid expenses and other current assets	(203)	(1,779)
Other assets	385	108
Accounts payable	(2,705)	(5,355)
Accrued compensation	(4,512)	(3,544)
Accrued expenses	549	(1,289)
Deferred revenue	6,559	34,332
Other liabilities	(40)	1,142
Net cash provided by operating activities	6,439	24,454
Cash flows from investing activities:
Purchases of property and equipment	(1,589)	(2,313)
Purchases of marketable securities	(37,651)	(26,304)
Proceeds from maturities of marketable securities	29,123	9,000
Net cash used in investing activities	(10,117)	(19,617)
Cash flows from financing activities:
Repayments of notes payable	(1,875)	(1,875)
Proceeds from sales of shares through employee equity incentive plans	12,173	3,622
Payment related to shares withheld for taxes on vesting of restricted stock units	(2,764)	—
Proceeds from public offerings, net	—	13,818
Payments of deferred offering costs	—	(1,057)
Net cash provided by financing activities	7,534	14,508
Effect of exchange rate changes on cash and cash equivalents	(70)	—
Net change in cash, cash equivalents, and restricted cash for period	3,786	19,345
Cash, cash equivalents, and restricted cash at beginning of period	69,012	67,357
Cash, cash equivalents, and restricted cash at end of period	$72,798	$86,702

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$70,663	$82,356
Restricted cash included in prepaid expenses and other current assets	852	202
Restricted cash - non-current	1,283	4,144
Total cash, cash equivalents, and restricted cash	$72,798	$86,702

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Company and Background
Forescout Technologies, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations in April 2000. The Company designs, develops, and markets device visibility, control, and orchestration software that helps organizations to gain complete situational awareness of all devices in their interconnected environment and orchestrate actions to mitigate both their cyber and operational risk.
The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. The Company’s products for visibility and control capabilities consist of eyeSight, eyeControl, and SilentDefense. eyeSight and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to operational technology (“OT”) devices, while SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. The Company’s products for orchestration capabilities are comprised of its portfolio of eyeExtend family of products.
The Company offers its solution across two product types: (i) software products and (ii) hardware products. The Company’s software products include eyeSight, eyeControl, eyeExtend, SilentDefense, and SilentDefense Command Center (“Software Products”). The Company’s hardware products include hardware that is sold separately for use with the Company’s Software Products and appliances that are embedded with the Company’s software (“Hardware Products”).
The Company sells its Software Products, Hardware Products, support and maintenance contracts, and professional services to end-customers through distributors and resellers, who are supported by the Company’s sales and marketing organization, and to a lesser extent directly to end-customers.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC's rules and regulations. The Company’s condensed consolidated financial statements include the results of Forescout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s quarterly results, except for changes associated with the recent accounting standard for leases, as detailed in Note 5. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Prior to the first quarter of fiscal 2019, the Company presented revenue and cost of revenue on the condensed consolidated statements of operations as (i) product and (ii) maintenance and professional services. Under the new presentation of revenue and cost of revenue included in the condensed consolidated statements of operations, product has been retitled as license revenue, and maintenance and professional services is now presented as two separate line items on the condensed consolidated statements of operations as (i) subscription and (ii) professional services. The related prior period financial data were adjusted to reflect the new presentation of the Company’s revenue and cost of revenue. There is no impact on total revenue and total cost of revenue.
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the best estimate of standalone selling prices for license and related support, the period over which deferred sales commissions are amortized to expense, accruals, stock-based compensation, provision for income taxes including related reserves, identified intangibles and goodwill, purchase price allocation of an acquired business, and incremental borrowing rate for operating leases. Actual results could differ materially from those estimates.
Summary of Significant Accounting Policies
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Targeted Improvements (“ASU 2018-11”), (collectively “Topic 842”), as discussed in detail in Note 5. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with Topic 842. The Company adopted Topic 842 effective January 1, 2019 using the transition method to apply the new lease standards at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption had a material impact on the total assets and total liabilities reported on the Company’s condensed consolidated balance sheets resulting in an increase in long-term assets and total liabilities of approximately $20.3 million as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations.
Except for the impact of the adoption of Topic 842, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Note 2. Revenue, Deferred Revenue and Deferred Commissions
Disaggregation of Revenue
The Company generates revenue from the sale of Software Products, Hardware Products, support and maintenance contracts, and professional services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
License
Software Products	$26,083	$15,802
Hardware Products	11,597	13,978
Subscription	33,799	26,359
Professional services	4,089	3,558
Total revenue	$75,568	$59,697
License Revenue

License revenue consists of sales of Software Products and Hardware Products. Revenue is recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met.
Subscription Revenue
Subscription revenue is derived from support and maintenance contracts with terms that are generally either one or three years, but can be up to five years. Subscription revenue is recognized ratably over the term of the support and maintenance contract and any unearned subscription revenue is included in deferred revenue.
Professional Services Revenue
Professional services revenue is derived primarily from customer fees for optional installation of the Company’s products or training. Generally, the Company recognizes revenue for professional services as the services are rendered.
Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for products or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. The Company’s payment terms typically range between 30 to 90 days. The Company has no material contract assets. A contract liability is an obligation to transfer products or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts included in accrued expenses, and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended March 31, 2019
Contract Liabilities
Balance as of December 31, 2018	$172,031
Additions	82,322
Gross revenue recognized	(75,568)
Balance as of March 31, 2019	$178,785
During the three months ended March 31, 2019, the Company recognized revenue of $31.5 million that was included in the contract liabilities balance as of December 31, 2018. During the three months ended March 31, 2018, the Company recognized revenue of $27.6 million that was included in the contract liabilities balance as of December 31, 2017.
Performance Obligations
Contracted not recognized revenue was $178.9 million as of March 31, 2019, of which the Company expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
Note 3. Fair Value Measurements
Financial assets are recorded at fair value on the condensed consolidated balance sheets and are categorized based upon the level of judgment associated with inputs used to measure their fair value.
The accounting guidance establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:
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
There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents:
Cash	$57,955	$—	$—	$46,017	$—	$—
Money market accounts	12,708	—	—	20,878	—	—
Total cash and cash equivalents	70,663	—	—	66,895	—	—
Marketable securities:
Commercial paper	—	13,872	—	—	3,991	—
Corporate debt securities	—	30,468	—	—	35,640	—
U.S. government securities	—	11,926	—	—	8,001	—
Total marketable securities	—	56,266	—	—	47,632	—
Restricted cash (current and non-current)	2,135	—	—	2,117	—	—
Total financial assets	$72,798	$56,266	$—	$69,012	$47,632	$—
Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$13,872	$—	$—	$13,872	$3,991	$—	$—	$3,991
Corporate debt securities	30,477	5	(14)	30,468	35,730	—	(90)	35,640
U.S. government securities	11,923	4	(1)	11,926	8,012	—	(11)	8,001
Total marketable securities	$56,272	$9	$(15)	$56,266	$47,733	$—	$(101)	$47,632
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of March 31, 2019 and December 31, 2018 by the contractual maturity date (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$54,264	$54,257	$47,733	$47,632
Due between one and five years	2,008	2,009	—	—
Total	$56,272	$56,266	$47,733	$47,632
The Company had nine and 13 marketable securities in unrealized loss positions as of March 31, 2019 and December 31, 2018, respectively. For individual marketable securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following tables (in thousands):

	March 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$6,007	$(1)	$18,445	$(13)	$24,452	$(14)
U.S. government securities	3,002	(1)	—	—	3,002	(1)
Total	$9,009	$(2)	$18,445	$(13)	$27,454	$(15)

	December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,020	$(3)	$31,620	$(87)	$35,640	$(90)
U.S. government securities	—	—	8,001	(11)	8,001	(11)
Total	$4,020	$(3)	$39,621	$(98)	$43,641	$(101)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities as of March 31, 2019 or December 31, 2018.
Note 5. Leases
The Company has operating leases for corporate offices, vehicles, and office equipment. The leases have remaining lease terms of up to eight years, some of which may include options to extend the leases for up to five years.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company elected the practical expedients to combine the lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) and the non-lease components (e.g., common-area maintenance costs) for all classes of underlying assets, and to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Lease Cost (in thousands)	Three Months Ended March 31, 2019
Operating lease cost (1)	$2,443
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Leases (a)
2019 (excluding the three months ended March 31, 2019)	$5,071
2020	5,745
2021	4,854
2022	4,251
2023	4,216
Thereafter	11,407
Total lease payments	$35,544
Less: Imputed interest	7,291
Present value of lease liabilities	$28,253
_____________________
(a)    Operating lease payments exclude $7.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	March 31, 2019
Operating leases
Weighted-average remaining lease term	6 years
Weighted-average discount rate	7.1%

Other information (in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,818
Leased assets obtained in exchange for new operating lease liabilities	$1,617
Note 6. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue:
License	$83	$53
Subscription	443	379
Professional services	401	394
Research and development	3,078	2,347
Sales and marketing	6,486	6,180
General and administrative	3,337	4,237
Total	$13,828	$13,590

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan, and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	6,013	$11.65	6.4	$86,624
Options exercised	(1,199)	$10.16
Options forfeited	(97)	$17.53
Balance—March 31, 2019	4,717	$11.91	6.3	$141,527
Options vested and exercisable—March 31, 2019	3,723	$10.59	6.1	$116,621
As of March 31, 2019, the total unrecognized compensation cost related to unvested options was $8.1 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. No stock option awards were granted during the three months ended March 31, 2019. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

	Three Months Ended March 31,
	2019	2018
Fair value of common stock	-	$29.92 – $30.97
Risk-free interest rate	-	2.4% – 2.8%
Expected term (in years)	-	6.1
Volatility	-	48%
Dividend yield	-	—%
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity under the Plans, and related information (in thousands, except per share and contractual life amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	5,709	$28.01	1.8	$148,389
RSUs granted	512	$36.77
RSUs vested	(577)	$28.12
RSUs forfeited	(175)	$29.12
Balance—March 31, 2019	5,469	$28.79	1.8	$229,228
As of March 31, 2019, the total unrecognized compensation cost related to unvested RSUs was $126.3 million, which is expected to be amortized over a weighted-average period of approximately 2.8 years.

Note 7. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three months ended March 31, 2019 and 2018, the Company recorded a tax provision of $0.7 million and $1.1 million, respectively, representing an effective tax rate of (2.1)% and (4.2)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in worldwide loss before income taxes. The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(34,252)	$(28,196)
Weighted-average shares used to compute net loss per share, basic	44,196	38,313
Net loss per share, basic	$(0.78)	$(0.74)
The following securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would reduce the net loss per share (in thousands):

	As of March 31,
	2019	2018
Options to purchase common stock	4,717	8,663
Unvested early exercised common shares	24	121
Unvested restricted stock units	5,470	5,128
Shares estimated under Employee Stock Purchase Plan	233	218
Warrants to purchase common stock	—	83

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See section titled “Special Note Regarding Forward-Looking Statements.”

Unless expressly indicated or the context requires otherwise, the terms “Forescout,” “we,” “us,” and “our” in this document refer to Forescout Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.
Overview
We offer our solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Our products for visibility and control capabilities consist of eyeSight, eyeControl, and SilentDefense. Our eyeSight and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to OT devices, while our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of eyeExtend family of products.
We offer our solution across two product types: (i) software products and (ii) hardware products. Our software products include eyeSight, eyeControl, eyeExtend, SilentDefense, and SilentDefense Command Center (“Software Products”). Our hardware products include hardware that is sold separately for use with our Software Products and appliances that are embedded with our software (“Hardware Products”).
We also offer our solution across license types and increments. Our software products are sold with a perpetual license or a subscription license. Customers can purchase in license increments of 100 devices, with hardware sold separately based on customer deployment requirements. Customers can manage their deployments of our products in its varying options that can scale and manage deployments of up to 2,000,000 devices under a single console. Customers can purchase our SilentDefense products in license increments that are on a per sensor basis.
We generate revenue from sales of Software Products, Hardware Products, support and maintenance contracts, and professional services.
First Quarter 2019 Financial Highlights
As of March 31, 2019, we have sold to nearly 3,400 end-customers in over 80 countries, including 23% of the Global 2000, since our inception. For the three months ended March 31, 2019 and 2018, we sold to 8% and 6% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, manufacturing, services, retail, energy, technology, entertainment, and education.

The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended March 31,
	2019	2018

	(Dollars in thousands)
License revenue	$37,680	$29,780
License revenue year-over-year percentage growth	27%	47%
Subscription revenue	$33,799	$26,359
Subscription revenue year-over-year percentage growth	28%	40%
Professional services revenue	$4,089	$3,558
Professional services revenue year-over-year percentage growth	15%	19%
Total revenue	$75,568	$59,697
Total revenue year-over-year percentage growth	27%	42%
Gross profit	$56,568	$43,211
Gross margin	75%	72%
Loss from operations	$(34,065)	$(27,487)
Loss from operations as a percentage of total revenue	(45)%	(46)%
Net loss	$(34,252)	$(28,196)
Net cash provided by operating activities	$6,439	$24,454
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to continue to increase the efficiency by which our sales force engages our end-customers, to extend the reach of our sales force footprint to engage more end-customers, and to retain and increase sales to existing end-customers. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
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
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant opportunity created primarily by the increase in the attack surface within organizations driven by the influx of the Internet of Things in the campus and data centers, the digital transformation from data centers to third party hosted cloud providers, and the emergence of the critical need to secure OT networks. We expect to continue to make substantial investments in our sales force to capitalize on the market opportunity for device visibility and control.

Continued Retention and Sales to Existing End-Customers
We believe the net-recurring revenue retention rate over the trailing 12 month period on our subscription revenue is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate on subscription revenue using the following formula:
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate on subscription revenue
A = annualized value of support and maintenance contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of support and maintenance contracts not subject to renewal because the scheduled expiration date of the multi-year support and maintenance contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new support and maintenance contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of support and maintenance contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts on their existing IP-based devices and the expanded value to our end-customers demonstrated by increases in the number of their IP-based devices. Our net-recurring revenue retention rate on subscription revenue as of March 31, 2019 and December 31, 2018 were 111% and 117%, respectively. The 600 basis point decrease reflects a decreasing portion of our license revenue for the twelve months ended March 31, 2019 being generated from end-customer that have been end-customers for more than one year thus decreasing the associated new annualized value of the support and maintenance contracts that contributes to the numerator of the net-recurring revenue retention rate on subscription revenue calculation. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from support and maintenance contracts for the designated set of subscription revenue used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account license revenue or professional services revenue. The annualized value of our support and maintenance contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our support and maintenance contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
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
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(34,065)	$(27,487)
Add:
Stock-based compensation expense	13,828	13,590
Acquisition-related expenses	1,638	—
Amortization of acquired intangible assets	771	—
Non-GAAP operating loss	$(17,828)	$(13,897)
A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$6,439	$24,454
Less: purchases of property and equipment	(1,589)	(2,313)
Free cash flow (non-GAAP)	$4,850	$22,141
Net cash used in investing activities	$(10,117)	$(19,617)
Net cash provided by financing activities	$7,534	$14,508
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

Components of Financial Performance
Revenue
We derive revenue from sales of our Software Products, Hardware Products, support and maintenance contracts, and professional services.
Our revenue is comprised of the following:

•
License Revenue. Our license revenue is derived from sales of Software Products and Hardware Products, and are recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our license revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Subscription Revenue. Our subscription revenue is derived from support and maintenance contracts with terms that are generally either one or three years, but can be up to five years. We recognize revenue from subscription over the contractual service period. As a percentage of total revenue, we expect our subscription revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Professional Services Revenue. Our professional services revenue is generally recognized over time as the services are rendered. As a percentage of total revenue, we expect our professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors.

Cost of Revenue
Our cost of revenue is comprised of the following:

•
Cost of License Revenue. Cost of license revenue primarily consists of costs paid to our third-party contract manufacturer for our Hardware Products. Our cost of license revenue also includes allocated costs, shipping costs and personnel costs associated with logistics for our Hardware Products, and amortization of acquired developed technology. We expect our cost of license revenue to fluctuate from quarter to quarter based on product mix between Software Products and Hardware Products; however, over time, we expect our cost of license revenue to decline as a percentage of license revenue reflecting the continuing shift towards Software Products in our product mix.

•
Cost of Subscription Revenue. Cost of subscription revenue consists of personnel costs for our global customer support organization. We expect our cost of subscription revenue to increase slightly over time as we grow our customer support organization to accommodate our anticipated subscription revenue growth rate.

•
Cost of Professional Services Revenue. Cost of professional services revenue consists of personnel costs for our global professional services organization and costs paid to third-party contractors that deliver some of our services. We expect our cost of professional services revenue to decline over time as a percentage of our professional services revenue as we expect to scale our professional services organization at a lower growth rate than our anticipated professional services revenue growth rate.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix of products sold between Software Products and Hardware Products; the mix between high-margin and low-margin Hardware Products; the mix of revenue between license, subscription, and professional services; the average sales price of our Software Products, Hardware Products, support and maintenance contracts, and professional services; amortization of acquired developed technology; and manufacturing costs.
Margin on our Software Products was approximately 98% and 99% for the three months ended March 31, 2019 and 2018, respectively. Margin on our Hardware Products vary. The average margin on hardware sold separately for use with our Software Products was approximately 24% and 23% for the three months ended March 31, 2019 and 2018, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, vary. The average margin on our high-end appliances was approximately 84% and 81%, and average margin on our low-end appliances was approximately 42% and 58%, for the three months ended March 31, 2019 and 2018, respectively. We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.
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

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations as we continue to support our growth; however, we expect our general and administrative expense to decline as a percentage of total revenue in the long term as we scale the business.

Interest Expense
Interest expense consists of interest on our outstanding indebtedness.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, sublease income, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.
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

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	$37,680	$29,780
Subscription	33,799	26,359
Professional services	4,089	3,558
Total revenue	75,568	59,697
Cost of revenue:
License (1)	7,607	7,136
Subscription (1)	5,207	3,801
Professional services (1)	6,186	5,549
Total cost of revenue	19,000	16,486
Total gross profit	56,568	43,211
Operating expenses:
Research and development (1)	18,497	14,687
Sales and marketing (1)	55,923	42,279
General and administrative (1)	16,213	13,732
Total operating expenses	90,633	70,698
Loss from operations	(34,065)	(27,487)
Interest expense	(93)	(243)
Other income, net	617	662
Loss before income taxes	(33,541)	(27,068)
Income tax provision	711	1,128
Net loss	$(34,252)	$(28,196)

_____________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Cost of revenue:
License	$83	$53
Subscription	443	379
Professional services	401	394
Research and development	3,078	2,347
Sales and marketing	6,486	6,180
General and administrative	3,337	4,237
Total	$13,828	$13,590

	Three Months Ended March 31,
	2019	2018

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	50%	50%
Subscription	45	44
Professional services	5	6
Total revenue	100	100
Cost of revenue:
License	10	12
Subscription	7	7
Professional services	8	9
Total cost of revenue	25	28
Total gross profit	75	72
Operating expenses:
Research and development	25	24
Sales and marketing	74	71
General and administrative	21	23
Total operating expenses	120	118
Loss from operations	(45)	(46)
Interest expense	—	—
Other income, net	1	1
Loss before income taxes	(44)	(45)
Income tax provision	1	2
Net loss	(45)%	(47)%

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$37,680	$29,780	$7,900	27%
Subscription	33,799	26,359	7,440	28%
Professional services	4,089	3,558	531	15%
Total revenue	$75,568	$59,697	$15,871	27%

License revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $10.3 million increase in Software Products revenue, which was partially offset by a $2.4 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $5.5 million increase in the sale of eyeSight and eyeControl (functionalities generally purchased together), a $3.4 million increase in the sale of eyeExtend, and a $1.4 million increase in the sale of SilentDefense software.
Subscription revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to $5.2 million increase attributed to support and maintenance contracts associated with initial product sales and a $2.3 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in the sale of optional installation and training services.
Cost of Revenue

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$7,607	$7,136	$471	7%
Subscription	5,207	3,801	1,406	37%
Professional services	6,186	5,549	637	11%
Total cost of revenue	$19,000	$16,486	$2,514	15%

Cost of license revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $0.5 million in amortization of acquired developed technology and $0.4 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $0.6 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases in personnel costs related to a 49% increase in headcount in our customer support organization.

Cost of professional services revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases in personnel costs related to a 4% increase in headcount in our professional services organization.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2019		2018		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$30,073	80%	$22,644	76%	$7,429	4%
Subscription	28,592	85%	22,558	86%	$6,034	(1)%
Professional services	(2,097)	(51)%	(1,991)	(56)%	(106)	5%
Total gross profit	$56,568	75%	$43,211	72%	$13,357	3%

Gross profit increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
The increase in margin on our license revenue was due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of eyeSight, eyeControl, and eyeExtend. The mix between Software Products revenue and Hardware Products revenue shifted to 69:31 for the three months ended March 31, 2019, from 53:47 for the three months ended March 31, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 57:22:21 for the three months ended March 31, 2019, from 43:30:27 for the three months ended March 31, 2018.
The decrease in margin on our subscription revenue was due to higher personnel costs related to increased headcount in our support organization, as compared to our subscription revenue growth.
The increase in margin on our professional services revenue was primarily driven by improvements made within professional services as we scale our professional services organizations at a lower growth rate than our anticipated professional services revenue growth rate.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$18,497	$14,687	$3,810	26%
Sales and marketing	55,923	42,279	13,644	32%
General and administrative	16,213	13,732	2,481	18%
Total operating expenses	$90,633	$70,698	$19,935	28%

Research and development expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in personnel costs of $2.6 million resulting from a 34% increase in headcount and includes an increase in stock compensation expense of $0.7 million.
Sales and marketing expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in personnel costs of $10.1 million resulting from a 33% increase in headcount and includes an increase in commissions expense of $1.9 million. The increase was further driven by an increase in other marketing activities costs of $2.2 million.
General and administrative expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in personnel costs of $2.0 million resulting from a 20% increase in headcount.
Interest Expense

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(93)	$(243)	$150	(62)%
Interest expense decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income, net	$617	$662	$(45)	(7)%
Other income, net remained relatively flat for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$711	$1,128	$(417)	(37)%
Effective tax rate	(2.1)%	(4.2)%

We recorded an income tax provision for the three months ended March 31, 2019 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The decrease in the provision for the three months ended March 31, 2019 was primarily due to a decrease in discrete tax expenses. The effective tax rate increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	March 31, 2019	December 31, 2018

	(In thousands)
Working capital	$40,329	$52,623
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$70,663	$66,895
Marketable securities	56,266	47,632
Total cash, cash equivalents, and marketable securities	126,929	114,527
Total notes payable	13,754	15,579
Net cash, cash equivalents, and marketable securities	$113,175	$98,948

Our liquidity and capital resources are derived from cash received from our initial public offering and follow-on offering, and cash flows from operations. Our cash equivalents are comprised of cash and money market accounts. Our marketable securities are comprised of commercial paper, corporate-debt securities, and U.S. government securities. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products.
At March 31, 2019, our cash, cash equivalents, and marketable securities of $126.9 million were held for general corporate purposes, of which approximately $24.4 million was held outside of the United States. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $12.3 million during the three months ended March 31, 2019, primarily due to a decrease in accounts receivable, an increase in current operating lease liabilities, and an increase in current deferred revenue, partially offset by an increase in marketable securities, a decrease in accrued compensation, an increase in cash and cash equivalents, and a decrease in accounts payable. The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$6,439	$24,454
Net cash used in investing activities	(10,117)	(19,617)
Net cash provided by financing activities	7,534	14,508
Effect of exchange rate changes on cash and cash equivalents	(70)	—
Net change in cash, cash equivalents, and restricted cash for period	$3,786	$19,345
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities was $6.4 million and $24.5 million for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $18.0 million as compared to the three months ended March 31, 2018. The decrease in generation of cash during the three months ended March 31, 2019 was due primarily to lower billings and higher operating expenses as we continue to invest in the long-term growth of our business, partially offset by proceeds from collections.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended March 31, 2019 was $10.1 million, primarily resulting from purchases of marketable securities of $37.7 million, and capital expenditures to purchase property and equipment of $1.6 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $29.1 million.
Cash used in investing activities during the three months ended March 31, 2018 was $19.6 million, primarily resulting from purchases of marketable securities of $26.3 million and capital expenditures to purchase property and equipment of $2.3 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $9.0 million.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the three months ended March 31, 2019 was $7.5 million, primarily from the proceeds from sales of shares through employee equity incentive plans of $12.2 million, partially offset by payments related to shares withheld for taxes on vesting of restricted stock units of $2.8 million, and the repayment of notes payable of $1.9 million.
Cash provided by financing activities for the three months ended March 31, 2018 was $14.5 million, primarily due to proceeds from the follow-on offering of $13.8 million and from exercise of employee stock options of $3.6 million, partially offset by the repayment of notes payable of $1.9 million and payments of $1.1 million for deferred offering costs related to the follow-on offering.

Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the three months ended March 31, 2019 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk have not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Refer to the description of the risk factors associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes from the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Before you buy our common stock, you should know that making such an investment involves some risks and uncertainties, including, but not limited to, the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Outside Director Compensation Policy, as amended.
10.2	Second Amended and Restated Loan and Security Agreement by and among the Registrant, Silicon Valley Bank, and Forescout Government Solutions, LLC, effective March 31, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management or compensatory plan.
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

FORESCOUT TECHNOLOGIES, INC.

Dated: May 9, 2019	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: May 9, 2019	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
Principal Financial Officer