Form 10-Q
period 2019-06-30
FORESCOUT TECHNOLOGIES, INC
filed 2019-08-07
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-38253
———————————————
FORESCOUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
———————————————

Delaware		51-0406800
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

190 West Tasman Drive
San Jose	California	95134
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2019 was 46,210,958.

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

•	our ability to enhance our existing products and technologies and develop or acquire new products and technologies;

•	our plans to attract new end-customers, retain existing end-customers, and increase our annual revenue;

•	our expectations concerning renewal rates of Software Products subscription contracts and support and maintenance contracts (collectively known as “term contracts”) with end-customers;

•	our plans to expand our international operations;

•	our expectations regarding future acquisitions of, or investments in, complementary companies, services, or technologies;

•	our ability to continue to generate a significant portion of our revenue from public sector customers;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,872	$66,895
Marketable securities	58,065	47,632
Accounts receivable	66,903	79,255
Inventory	2,093	1,501
Deferred commissions - current	11,716	12,543
Prepaid expenses and other current assets	13,180	13,353
Total current assets	198,829	221,179
Deferred commissions - non-current	21,848	22,831
Property and equipment, net	23,701	24,349
Operating lease right-of-use assets	22,271	—
Restricted cash - non-current	1,293	1,266
Intangible assets, net	17,369	19,002
Goodwill	92,045	92,482
Other assets	6,889	7,369
Total assets	$384,245	$388,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,563	$12,118
Accrued compensation	31,739	32,649
Accrued expenses	14,087	14,558
Deferred revenue - current	103,365	101,900
Notes payable - current	7,375	7,331
Operating lease liabilities - current	5,240	—
Total current liabilities	171,369	168,556
Deferred revenue - non-current	69,779	69,618
Notes payable - non-current	4,550	8,248
Operating lease liabilities - non-current	24,376	—
Other liabilities	7,056	14,335
Total liabilities	277,130	260,757

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000 shares authorized;
45,903 and 43,403 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	46	43
Additional paid-in capital	683,957	639,237
Accumulated other comprehensive loss	(619)	(302)
Accumulated deficit	(576,269)	(511,257)
Total stockholders’ equity	107,115	127,721
Total liabilities and stockholders' equity	$384,245	$388,478

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
License	$38,831	$34,323	$76,511	$64,103
Subscription	34,822	28,986	68,621	55,345
Professional services	4,627	4,285	8,716	7,843
Total revenue	78,280	67,594	153,848	127,291
Cost of revenue:
License	5,622	4,919	13,229	12,055
Subscription	5,599	3,732	10,806	7,533
Professional services	6,235	6,062	12,421	11,611
Total cost of revenue	17,456	14,713	36,456	31,199
Total gross profit	60,824	52,881	117,392	96,092
Operating expenses:
Research and development	19,440	14,803	37,937	29,490
Sales and marketing	56,173	45,039	112,096	87,318
General and administrative	15,838	13,260	32,051	26,992
Total operating expenses	91,451	73,102	182,084	143,800
Loss from operations	(30,627)	(20,221)	(64,692)	(47,708)
Interest expense	(142)	(225)	(235)	(468)
Other income, net	505	513	1,122	1,175
Loss before income taxes	(30,264)	(19,933)	(63,805)	(47,001)
Income tax provision	496	473	1,207	1,601
Net loss	$(30,760)	$(20,406)	$(65,012)	$(48,602)
Net loss per share, basic and diluted	$(0.68)	$(0.50)	$(1.45)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	45,494	40,457	44,848	39,394

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(30,760)	$(20,406)	$(65,012)	$(48,602)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	60	76	135	(170)
Foreign currency translation adjustments	1,602	—	(452)	—
Comprehensive loss	$(29,098)	$(20,330)	$(65,329)	$(48,772)

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
Other comprehensive loss, net of tax	—	—	—	(1,979)	—	(1,979)
Stock-based compensation	—	—	13,828	—	—	13,828
Issuance of common stock in connection with employee equity incentive plans	1,706	2	9,407	—	—	9,409
Vesting of early exercised stock options	24	—	202	—	—	202
Net loss	—	—	—	—	(34,252)	(34,252)
Balance as of March 31, 2019	45,133	$45	$662,674	$(2,281)	$(545,509)	$114,929
Other comprehensive income, net of tax	—	—	—	1,662	—	1,662
Stock-based compensation	—	—	14,065	—	—	14,065
Issuance of common stock in connection with employee equity incentive plans	746	1	7,014	—	—	7,015
Vesting of early exercised stock options	24	—	204	—	—	204
Net loss	—	—	—	—	(30,760)	(30,760)
Balance as of June 30, 2019	45,903	$46	$683,957	$(619)	$(576,269)	$107,115

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	38,122	$38	$551,986	$(112)	$(436,421)	$115,491
Other comprehensive loss, net of tax	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	13,590	—	—	13,590
Issuance of common stock in connection with employee equity incentive plans	567	1	3,621	—	—	3,622
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	500	—	12,572	—	—	12,572
Vesting of early exercised stock options	25	—	219	—	—	219
Net loss	—	—	—	—	(28,196)	(28,196)
Balance as of March 31, 2018	39,214	$39	$581,988	$(358)	$(464,617)	$117,052
Other comprehensive income, net of tax	—	—	—	76	—	76
Stock-based compensation	—	—	12,936	—	—	12,936
Issuance of common stock in connection with employee equity incentive plans	2,256	3	4,606	—	—	4,609
Vesting of early exercised stock options	24	—	210	—	—	210
Issuance of common stock upon exercise of common stock warrants	67	—	—	—	—	—
Net loss	—	—	—	—	(20,406)	(20,406)
Balance as of June 30, 2018	41,561	$42	$599,740	$(282)	$(485,023)	$114,477

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(65,012)	$(48,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation	27,893	26,526
Depreciation and amortization	5,790	3,529
Other	(8)	28
Changes in operating assets and liabilities
Accounts receivable	12,177	30,442
Inventory	(593)	1,887
Deferred commissions	1,809	506
Prepaid expenses and other current assets	318	(2,208)
Other assets	551	(41)
Accounts payable	(2,509)	(6,006)
Accrued compensation	(905)	143
Accrued expenses	407	(685)
Deferred revenue	1,495	12,281
Other liabilities	(160)	1,236
Net cash (used in) provided by operating activities	(18,747)	19,036
Cash flows from investing activities:
Purchases of property and equipment	(3,402)	(4,832)
Purchases of marketable securities	(63,569)	(46,121)
Proceeds from maturities of marketable securities	53,354	49,400
Net cash used in investing activities	(13,617)	(1,553)
Cash flows from financing activities:
Repayments of notes payable	(3,749)	(3,750)
Proceeds from sales of shares through employee equity incentive plans	20,726	17,823
Payment related to shares withheld for taxes on vesting of restricted stock units	(4,302)	(9,592)
Proceeds from public offerings, net	—	13,818
Payments of deferred offering costs	—	(1,542)
Net cash provided by financing activities	12,675	16,757
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash, cash equivalents, and restricted cash for period	(19,693)	34,240
Cash, cash equivalents, and restricted cash at beginning of period	69,012	67,357
Cash, cash equivalents, and restricted cash at end of period	$49,319	$101,597

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$46,872	$99,560
Restricted cash included in prepaid expenses and other current assets	1,154	351
Restricted cash - non-current	1,293	1,686
Total cash, cash equivalents, and restricted cash	$49,319	$101,597

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Company and Background
Forescout Technologies, Inc. (the “Company”) was incorporated in the State of Delaware and commenced operations in April 2000. The Company designs, develops, and markets device visibility, control, and orchestration software that helps organizations gain complete situational awareness of all devices in their interconnected environment and orchestrate actions to mitigate both their cyber and operational risk.
The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. The Company’s products for visibility and control capabilities consist of eyeSight, eyeControl, and SilentDefense. eyeSight and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to operational technology (“OT”) devices, while SilentDefense provides for visibility and control capabilities deeper within the OT portion of the network. The Company’s products for orchestration capabilities are comprised of its portfolio of eyeExtend family of products.
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
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s quarterly results. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Prior to the first quarter of fiscal 2019, the Company presented revenue and cost of revenue on the condensed consolidated statements of operations as (i) product and (ii) maintenance and professional services. Under the new presentation of revenue and cost of revenue included in the condensed consolidated statements of operations beginning in the first quarter of fiscal 2019, product has been retitled as license revenue, and maintenance and professional services is now presented as two separate line items on the condensed consolidated statements of operations as (i) subscription and (ii) professional services. The related prior period financial data were adjusted to reflect the new presentation of the Company’s revenue and cost of revenue. There is no impact on total revenue and total cost of revenue.

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
Except for the impact of the adoption of Topic 842, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
License
Software Products
Perpetual license	$20,675	$24,493	$46,434	$40,295
Term license	11,190	—	11,514	—
Hardware Products	6,966	9,830	18,563	23,808
Subscription	34,822	28,986	68,621	55,345
Professional services	4,627	4,285	8,716	7,843
Total revenue	$78,280	$67,594	$153,848	$127,291

License Revenue
License revenue consists of sales of Software Products and Hardware Products. Software Products are sold with either a perpetual license or a term license. License revenue includes the value allocated to license within Software Products subscription contracts. License revenue is recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met.
Subscription Revenue
Subscription revenue is derived from support and maintenance contracts and the value allocated to support and maintenance within Software Products subscription contracts. Support and maintenance contracts have terms that are generally either one or three years, but can be up to five years. Software Products subscription contracts are available in terms of either one or three years. Subscription revenue is recognized ratably over the term of the contract and any unearned subscription revenue is included in deferred revenue.
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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended June 30, 2019
Contract Liabilities
Balance as of March 31, 2019	$178,785
Additions	73,328
Gross revenue recognized	(78,280)
Balance as of June 30, 2019	$173,833

Six Months Ended June 30, 2019
Contract Liabilities
Balance as of December 31, 2018	$172,031
Additions	155,650
Gross revenue recognized	(153,848)
Balance as of June 30, 2019	$173,833

During the three months ended June 30, 2019, the Company recognized revenue of $33.9 million that was included in the contract liabilities balance as of March 31, 2019. During the six months ended June 30, 2019, the Company recognized revenue of $59.4 million that was included in the contract liabilities balance as of December 31, 2018.
During the three months ended June 30, 2018, the Company recognized revenue of $43.3 million that was included in the contract liabilities balance as of March 31, 2018. During the six months ended June 30, 2019, the Company recognized revenue of $47.9 million that was included in the contract liabilities balance as of December 31, 2017.
Performance Obligations
Contracted not recognized revenue was $174.0 million as of June 30, 2019, of which the Company expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents:
Cash	$36,459	$—	$—	$46,017	$—	$—
Money market accounts	10,413	—	—	20,878	—	—
Total cash and cash equivalents	46,872	—	—	66,895	—	—
Marketable securities:
Commercial paper	—	15,894	—	—	3,991	—
Corporate debt securities	—	30,182	—	—	35,640	—
U.S. government securities	—	11,989	—	—	8,001	—
Total marketable securities	—	58,065	—	—	47,632	—
Restricted cash (current and non-current)	2,447	—	—	2,117	—	—
Total financial assets	$49,319	$58,065	$—	$69,012	$47,632	$—

Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$15,894	$—	$—	$15,894	$3,991	$—	$—	$3,991
Corporate debt securities	30,118	64	—	30,182	35,730	—	(90)	35,640
U.S. government securities	11,974	15	—	11,989	8,012	—	(11)	8,001
Total marketable securities	$57,986	$79	$—	$58,065	$47,733	$—	$(101)	$47,632

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of June 30, 2019 and December 31, 2018 by the contractual maturity date (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$55,963	$56,041	$47,733	$47,632
Due between one and five years	2,023	2,024	—	—
Total	$57,986	$58,065	$47,733	$47,632

The Company had no marketable securities in an unrealized loss position as of June 30, 2019. The Company had 13 marketable securities in an unrealized loss position as of December 31, 2018. For individual marketable securities that were in an unrealized loss position as of December 31, 2018, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following table (in thousands):

	December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,020	$(3)	$31,620	$(87)	$35,640	$(90)
U.S. government securities	—	—	8,001	(11)	8,001	(11)
Total	$4,020	$(3)	$39,621	$(98)	$43,641	$(101)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities as of June 30, 2019 or December 31, 2018.
Note 5. Leases
The Company has operating leases for corporate offices, vehicles, and office equipment. The leases have remaining lease terms of up to seven years, some of which may include options to extend the leases for up to five years.
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

Lease Cost (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$2,030	$4,473
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Leases (a)
2019 (excluding the six months ended June 30, 2019)	$3,759
2020	6,701
2021	5,349
2022	4,576
2023	4,540
Thereafter	11,933
Total lease payments	$36,858
Less: Imputed interest	7,242
Present value of lease liabilities	$29,616
_____________________
(a)    Operating lease payments exclude $4.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	June 30, 2019
Operating leases
Weighted-average remaining lease term	6 years
Weighted-average discount rate	7.1%

Other information (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,961	$3,779
Leased assets obtained in exchange for new operating lease liabilities	$2,785	$4,402

Note 6. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue:
License	$89	$54	$172	$107
Subscription	470	371	913	750
Professional services	421	352	822	746
Research and development	2,691	2,513	5,769	4,860
Sales and marketing	7,198	5,850	13,684	12,030
General and administrative	3,196	3,796	6,533	8,033
Total	$14,065	$12,936	$27,893	$26,526

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan, and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	6,013	$11.65	6.4	$86,624
Options exercised	(1,586)	$10.20
Options forfeited	(145)	$18.31
Balance—June 30, 2019	4,282	$11.96	5.9	$93,774
Options vested and exercisable—June 30, 2019	3,633	$10.85	5.6	$83,580

As of June 30, 2019, the total unrecognized compensation cost related to unvested options was $5.5 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. No stock option awards were granted during the three and six months ended June 30, 2019 and three months ended June 30, 2018. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

Six Months Ended June 30,
2018
Fair value of common stock	$29.92 – $30.97
Risk-free interest rate	2.4% – 2.8%
Expected term (in years)	6.1
Volatility	48%
Dividend yield	—%
Restricted Stock Units (“RSUs”) and Performance Based Stock Units (“PSUs”)
The following table summarizes RSU and PSU activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), and related information (in thousands, except per share and contractual life amounts):

	RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	5,709	$28.01	1.8	$148,389
Granted	1,151	$35.51
Vested	(763)	$26.25
Forfeited	(378)	$28.67
Balance—June 30, 2019	5,719	$29.71	1.7	$193,647

Beginning in 2019, the Company issued PSUs to select executives under the 2017 Plan. The majority of the PSUs vest over a period of four years from the date of grant subject to both the continued employment of the participant with the Company and the achievement of one or more pre-established financial performance goals. Stock-based compensation expense for PSUs is recognized using the accelerated attribution method over the requisite service periods when it is probable that the performance condition will be achieved.
As of June 30, 2019, the total unrecognized compensation cost related to unvested RSUs and PSUs was $131.5 million, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
Note 7. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur. For the three and six months ended June 30, 2019, the Company recorded a tax provision of $0.5 million and $1.2 million, respectively, representing an effective tax rate of (1.6)% and (1.9)%, respectively. For the three and six months ended June 30, 2018, the Company recorded a tax provision of $0.5 million and $1.6 million, respectively, representing an effective tax rate of (2.4)% and (3.4)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate increased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily due to an increase in worldwide loss before income taxes. The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(30,760)	$(20,406)	$(65,012)	$(48,602)
Weighted-average shares used to compute net loss per share, basic and diluted	45,494	40,457	44,848	39,394
Net loss per share, basic and diluted	$(0.68)	$(0.50)	$(1.45)	$(1.23)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would reduce the net loss per share (in thousands):

	As of June 30,
	2019	2018
Options to purchase common stock	4,282	7,355
Unvested early exercised common shares	—	96
Unvested restricted stock units	5,719	4,100
Shares estimated under Employee Stock Purchase Plan	172	126

Note 9. Related Party Transactions
On June 5, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Night Dragon II, LLC (“Night Dragon”). One of the board of directors (“the Board”) of the Company is a principal and the chief executive officer of Night Dragon and will personally provide services to the Company under the Consulting Agreement.
Pursuant to the Consulting Agreement, Night Dragon will provide consulting and business development services to the Company, including customer engagement, speaking activities, competitive and market analysis, business development assistance and expertise and other services as described in the Consulting Agreement. In consideration for the consulting and business development services to the Company, the Board granted the director a number of performance stock units (“PSUs”) with a grant date fair value of $2.1 million. The PSUs will vest on the achievement of certain milestones detailed in the Consulting Agreement, in each case, so long as the Consulting Agreement remains in effect. The term of the Consulting Agreement commenced on June 5, 2019 and will continue for two years or until terminated in accordance with its terms.
For the three and six months ended June 30, 2019, the stock-based compensation expense related to the Consulting Agreement was included in general and administrative expense and was immaterial. The balance of approximately $2.1 million will be recorded over the remaining two years.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See the section titled “Special Note Regarding Forward-Looking Statements.”
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
We also offer our solution across license types and increments. Our Software Products are sold with a perpetual license or a subscription license. Customers can purchase in license increments of 100 devices, with hardware sold separately based on customer deployment requirements. Customers can manage their own deployments of our products in varying options capable of scaling and managing deployments of up to 2,000,000 devices under a single console. Customers can purchase our SilentDefense products in license increments that are on a per sensor basis.

We generate revenue from sales of Software Products, Hardware Products, support and maintenance contracts, and professional services.
Second Quarter 2019 Financial Highlights
Since our inception through June 30, 2019, we have sold to nearly 3,500 end-customers in over 80 countries, including 24% of the Global 2000. For the three months ended June 30, 2019 and 2018, we sold to 8% and 6% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, technology, healthcare, manufacturing, services, energy, retail, entertainment, and education.
The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars in thousands)
License revenue	$38,831	$34,323	$76,511	$64,103
License revenue year-over-year percentage growth	13%	28%	19%	36%
Subscription revenue	$34,822	$28,986	68,621	55,345
Subscription revenue year-over-year percentage growth	20%	45%	24%	42%
Professional services revenue	$4,627	$4,285	8,716	7,843
Professional services revenue year-over-year percentage growth	8%	37%	11%	28%
Total revenue	$78,280	$67,594	153,848	127,291
Total revenue year-over-year percentage growth	16%	35%	21%	38%
Gross profit	$60,824	$52,881	117,392	96,092
Gross margin	78%	78%	76%	75%
Loss from operations	$(30,627)	$(20,221)	(64,692)	(47,708)
Loss from operations as a percentage of total revenue	(39)%	(30)%	(42)%	(37)%
Net loss	$(30,760)	$(20,406)	(65,012)	(48,602)
Net cash (used in) provided by operating activities			(18,747)	19,036
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to continue to increase the efficiency by which our sales force engages our end-customers, to extend the reach of our sales force footprint to engage more end-customers, to retain and increase sales to existing end-customers, and to provide our customers with more licensing and delivery options from which to purchase our products. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.
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
Continued Retention and Sales to Existing End-Customers
We believe the net-recurring revenue retention rate over the trailing 12 month period on our subscription revenue and on the annualized value of our subscription license revenue is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate using the following formula:
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate
A = annualized value of term contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of term contracts not subject to renewal because the scheduled expiration date of the multi-year contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new term contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of term contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal of their support and maintenance contracts and Software Products subscription contracts. Our net-recurring revenue retention rate as of June 30, 2019 and December 31, 2018 were 121% and 117%, respectively. The 400 basis point increase primarily reflects the increased adoption of new Software Products subscription contracts from end-customers that have been end-customers for more than one year for the twelve months ended June 30, 2019. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from term contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account perpetual license revenue or professional services revenue. The annualized value of our contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our term contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
Recurring Revenue Rate
We are focused on providing our customers with more licensing and delivery options from which to purchase our products. In the last 24 months, we introduced centralized licensing options as an alternative to our legacy options of licensing by individual units of physical and virtual appliances. We introduced Software Products subscription contracts in the first quarter of 2019 and began deriving revenue from these Software Products subscription contracts in the second quarter of 2019. In the future, we intend to offer our Software Products, in addition to our current on-premise offerings, in a form that also includes critical functionality being delivered from our cloud hosted facilities.

Included in our license revenue is the value allocated to license within our Software Products subscription contracts, which is recognized at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met or upon commencement of a renewed term contract.
Included in our subscription revenue is the value allocated to support and maintenance within our Software Products subscription contracts and revenue derived from support and maintenance contracts. Subscription revenue is recognized ratably over the term of the contract.
We introduced the recurring revenue rate metric in the second quarter of 2019 since we believe it is an important metric in understanding the impact of customer buying preferences for the varying Software Products options upon our reported revenue. We calculate the recurring revenue rate as a subscription revenue plus the portion of license revenue that is derived from the value allocated to license within our Software Products subscription contracts, collectively, as a percent of total revenue, as measured over the trailing 12 month period. We calculate the recurring revenue rate using the following formula:
X = (A + B)/C
where:
X = recurring revenue rate
A = subscription revenue over the trailing 12 month period
B = value allocated to license revenue within our Software Products subscription contracts over the trailing 12 month period
C = total revenue
Our recurring revenue rate as of June 30, 2019 and December 31, 2018 were 44% and 40%, respectively. The 400 basis point increase primarily reflects the increased adoption of new subscription contracts in the three month period ending June 30, 2019. The numerator does not take into account perpetual license revenue or professional services revenue. The numerator does include the value allocated to license within our Software Products subscription contracts for all contract durations. Those contract durations that are greater than 12 months will raise the recurring revenue rate for the first 12 months of the contract duration and will lower the recurring revenue rate for the balance of the contract duration after the first 12 months relative to the annualized value of such Software Products subscription contracts.
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
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(30,627)	$(20,221)	$(64,692)	$(47,708)
Add:
Stock-based compensation expense	14,065	12,936	27,893	26,526
Acquisition-related expenses	1,058	—	2,696	—
Amortization of acquired intangible assets	771	—	1,542	—
Non-GAAP operating loss	$(14,733)	$(7,285)	$(32,561)	$(21,182)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Free cash flow (non-GAAP):
Net cash (used in) provided by operating activities	$(18,747)	$19,036
Less: purchases of property and equipment	(3,402)	(4,832)
Free cash flow (non-GAAP)	$(22,149)	$14,204
Net cash used in investing activities	$(13,617)	$(1,553)
Net cash provided by financing activities	$12,675	$16,757
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
Our revenue is comprised of the following:

•
License Revenue. Our license revenue is derived from sales of Software Products and Hardware Products, which includes the value allocated to license within our Software Products subscription contracts. We recognize license revenue at the time of transfer of control, which is generally upon delivery of access to software downloads or shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our license revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Subscription Revenue. Our subscription revenue is derived from term contracts with terms that are generally either one or three years, but can be up to five years. We recognize revenue from subscription over the contractual service period. As a percentage of total revenue, we expect our subscription revenue to vary from quarter to quarter based on seasonal and cyclical factors.

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

•
Cost of Subscription Revenue. Cost of subscription revenue consists of personnel costs for our global customer support organization and warranty-related hardware support costs. We expect our cost of subscription revenue to increase slightly over time as we grow our customer support organization to accommodate our anticipated subscription revenue growth rate.

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

Margin on our Software Products was approximately 98% and 99% for the three months ended June 30, 2019 and 2018, respectively. Margin on our Hardware Products vary. The average margin on hardware sold separately for use with our Software Products was approximately 27% and 29% for the three months ended June 30, 2019 and 2018, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, vary. The average margin on our high-end appliances was approximately 75% and 79%, and the average margin on our low-end appliances was approximately 27% and 47%, for the three months ended June 30, 2019 and 2018, respectively.
Margin on our Software Products was approximately 98% and 99% for the six months ended June 30, 2019 and 2018, respectively. Margin on our Hardware Products vary. The average margin on hardware sold separately for use with our Software Products was approximately 25% and 25% for the six months ended June 30, 2019 and 2018, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, vary. The average margin on our high-end appliances was approximately 82% and 80%, and the average margin on our low-end appliances was approximately 37% and 52%, for the six months ended June 30, 2019 and 2018, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	$38,831	$34,323	$76,511	$64,103
Subscription	34,822	28,986	68,621	55,345
Professional services	4,627	4,285	8,716	7,843
Total revenue	78,280	67,594	153,848	127,291
Cost of revenue:
License (1)	5,622	4,919	13,229	12,055
Subscription (1)	5,599	3,732	10,806	7,533
Professional services (1)	6,235	6,062	12,421	11,611
Total cost of revenue	17,456	14,713	36,456	31,199
Total gross profit	60,824	52,881	117,392	96,092
Operating expenses:
Research and development (1)	19,440	14,803	37,937	29,490
Sales and marketing (1)	56,173	45,039	112,096	87,318
General and administrative (1)	15,838	13,260	32,051	26,992
Total operating expenses	91,451	73,102	182,084	143,800
Loss from operations	(30,627)	(20,221)	(64,692)	(47,708)
Interest expense	(142)	(225)	(235)	(468)
Other income, net	505	513	1,122	1,175
Loss before income taxes	(30,264)	(19,933)	(63,805)	(47,001)
Income tax provision	496	473	1,207	1,601
Net loss	$(30,760)	$(20,406)	$(65,012)	$(48,602)

_____________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Cost of revenue:
License	$89	$54	$172	$107
Subscription	470	371	913	750
Professional services	421	352	822	746
Research and development	2,691	2,513	5,769	4,860
Sales and marketing	7,198	5,850	13,684	12,030
General and administrative	3,196	3,796	6,533	8,033
Total	$14,065	$12,936	$27,893	$26,526

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	50%	51%	50%	50%
Subscription	44	43	44	44
Professional services	6	6	6	6
Total revenue	100	100	100	100
Cost of revenue:
License	7	7	9	10
Subscription	7	6	7	6
Professional services	8	9	8	9
Total cost of revenue	22	22	24	25
Total gross profit	78	78	76	75
Operating expenses:
Research and development	25	21	24	23
Sales and marketing	72	67	73	69
General and administrative	20	20	21	21
Total operating expenses	117	108	118	113
Loss from operations	(39)	(30)	(42)	(38)
Interest expense	—	—	—	—
Other income, net	—	1	1	1
Loss before income taxes	(39)	(29)	(41)	(37)
Income tax provision	—	1	1	1
Net loss	(39)%	(30)%	(42)%	(38)%

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$38,831	$34,323	$4,508	13%
Subscription	34,822	28,986	5,836	20%
Professional services	4,627	4,285	342	8%
Total revenue	$78,280	$67,594	$10,686	16%

License revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $7.4 million increase in Software Products revenue, which was partially offset by a $2.9 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $15.4 million increase in the sale of eyeSight and eyeControl (functionalities generally purchased together), which was partially offset by a $8.7 million decrease in the sale of eyeExtend.
Subscription revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to $3.1 million increase attributed to support and maintenance contracts associated with initial product sales and a $2.7 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in the sale of optional installation and training services.
Cost of Revenue

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$5,622	$4,919	$703	14%
Subscription	5,599	3,732	1,867	50%
Professional services	6,235	6,062	173	3%
Total cost of revenue	$17,456	$14,713	$2,743	19%

Cost of license revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to $0.5 million in amortization expense associated with acquired developed technology and a $2.0 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $1.8 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases in personnel costs related to a 45% increase in headcount in our customer support organization.

Cost of professional services revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases in personnel costs related to a 4% increase in headcount in our professional services organization.
Gross Profit and Gross Margin

	Three Months Ended June 30,
	2019		2018		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$33,209	86%	$29,404	86%	$3,805	—%
Subscription	29,223	84%	25,254	87%	3,969	(3)%
Professional services	(1,608)	(35)%	(1,777)	(41)%	169	6%
Total gross profit	$60,824	78%	$52,881	78%	$7,943	—%

Gross profit increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin remained relatively flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
The margin on our license revenue remained relatively flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The mix between Software Products revenue and Hardware Products revenue shifted to 82:18 for the three months ended June 30, 2019, from 71:29 for the three months ended June 30, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 76:19:5 for the three months ended June 30, 2019, from 27:43:30 for the three months ended June 30, 2018.
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
Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$19,440	$14,803	$4,637	31%
Sales and marketing	56,173	45,039	11,134	25%
General and administrative	15,838	13,260	2,578	19%
Total operating expenses	$91,451	$73,102	$18,349	25%

Research and development expense increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel costs of $3.1 million resulting from a 36% increase in headcount.
Sales and marketing expense increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel costs of $10.5 million resulting from a 23% increase in headcount, which includes an increase in stock-based compensation expense of $1.3 million and an increase in commissions expense of $2.5 million. The increase was further driven by an increase in travel and entertainment cost of $1.3 million.
General and administrative expense increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel costs of $2.0 million resulting from an 8% increase in headcount.
Interest Expense

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(142)	$(225)	$83	(37)%
Interest expense decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income, net	$505	$513	$(8)	(2)%
Other income, net remained relatively flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Provision for Income Taxes

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$496	$473	$23	5%
Effective tax rate	(1.6)%	(2.4)%

We recorded an income tax provision for the three months ended June 30, 2019 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate increased for the three months ended

June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$76,511	$64,103	$12,408	19%
Subscription	68,621	55,345	13,276	24%
Professional services	8,716	7,843	873	11%
Total revenue	$153,848	$127,291	$26,557	21%

License revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $17.6 million increase in Software Products revenue, which was partially offset by a $5.2 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $21.0 million increase in the sale of eyeSight and eyeControl (functionalities generally purchased together), which was partially offset by a $5.4 million decrease in the sale of eyeExtend.
Subscription revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $8.3 million increase attributed to support and maintenance contracts associated with initial product sales and a $5.0 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in the sale of optional installation and training services.
Cost of Revenue

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$13,229	$12,055	$1,174	10%
Subscription	10,806	7,533	3,273	43%
Professional services	12,421	11,611	810	7%
Total cost of revenue	$36,456	$31,199	$5,257	17%

Cost of license revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to $0.9 million in amortization expense associated with acquired developed technology and a $2.3 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $2.4 million decrease due to lower quantities of appliances sold that are embedded with our software.

Cost of subscription revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases in personnel costs related to a 45% increase in headcount in our customer support organization.
Cost of professional services revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases in personnel costs related to a 4% increase in headcount in our professional services organization.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2019		2018		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$63,282	83%	$52,048	81%	$11,234	2%
Subscription	57,815	84%	47,812	86%	10,003	(2)%
Professional services	(3,705)	(43)%	(3,768)	(48)%	63	5%
Total gross profit	$117,392	76%	$96,092	75%	$21,300	1%

Gross profit increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
The increase in margin on our license revenue was due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of eyeSight, eyeControl, and eyeExtend. The mix between Software Products revenue and Hardware Products revenue shifted to 75:25 for the six months ended June 30, 2019, from 63:37 for the six months ended June 30, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 64:21:15 for the six months ended June 30, 2019, from 37:35:28 for the six months ended June 30, 2018.
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

Operating Expenses

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$37,937	$29,490	$8,447	29%
Sales and marketing	112,096	87,318	24,778	28%
General and administrative	32,051	26,992	5,059	19%
Total operating expenses	$182,084	$143,800	$38,284	27%

Research and development expense increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in personnel costs of $5.7 million resulting from a 36% increase in headcount. The increase was further driven by an increase in allocated IT and facilities cost of $1.2 million.
Sales and marketing expense increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in personnel costs of $20.7 million resulting from a 23% increase in headcount, which includes an increase in commissions expense of $4.4 million and an increase in stock-based compensation expense of $1.7 million. The increase was further driven by an increase in travel and entertainment cost of $2.8 million and an increase in other marketing activities costs of $1.7 million, partially offset by a decrease in allocated IT and facilities cost of $1.7 million.
General and administrative expense increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in personnel costs of $3.9 million resulting from a 8% increase in headcount. The increase was further driven by an increase in professional fees of $1.8 million.
Interest Expense

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(235)	$(468)	$233	(50)%
Interest expense decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income, net	$1,122	$1,175	$(53)	(5)%

Other income, net remained relatively flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Provision for Income Taxes

	Six Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$1,207	$1,601	$(394)	(25)%
Effective tax rate	(1.9)%	(3.4)%

We recorded an income tax provision for the six months ended June 30, 2019 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The decrease in the provision for the six months ended June 30, 2019 was primarily due to income tax benefit associated with amortization of intangible assets in a non-U.S. jurisdiction. The effective tax rate increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	June 30, 2019	December 31, 2018

	(In thousands)
Working capital	$27,460	$52,623
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$46,872	$66,895
Marketable securities	58,065	47,632
Total cash, cash equivalents, and marketable securities	104,937	114,527
Total notes payable	11,925	15,579
Net cash, cash equivalents, and marketable securities	$93,012	$98,948

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
At June 30, 2019, our cash, cash equivalents, and marketable securities of $104.9 million were held for general corporate purposes, of which approximately $26.2 million was held outside of the United States. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, inventory, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $25.2 million during the six months ended June 30, 2019, primarily due to a decrease in cash and cash equivalents, a decrease in accounts receivable, an increase in current operating lease liabilities, and an increase in current deferred revenue, partially offset by an increase in marketable securities and a decrease in accounts payable. The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Net cash (used in) provided by operating activities	$(18,747)	$19,036
Net cash used in investing activities	(13,617)	(1,553)
Net cash provided by financing activities	12,675	16,757
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash, cash equivalents, and restricted cash for period	$(19,693)	$34,240
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash (used in) provided by operating activities was $(18.7) million and $19.0 million for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $37.8 million as compared to the six months ended June 30, 2018. The decrease in generation of cash during the six months ended June 30, 2019 was due primarily to lower billings and higher operating expenses as we continue to invest in the long-term growth of our business, partially offset by proceeds from collections.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended June 30, 2019 was $13.6 million, primarily resulting from purchases of marketable securities of $63.6 million, and capital expenditures to purchase property and equipment of $3.4 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $53.4 million.
Cash used in investing activities during the six months ended June 30, 2018 was $1.6 million, primarily resulting from purchases of marketable securities of $46.1 million and capital expenditures to purchase property and equipment of $4.8 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $49.4 million.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the six months ended June 30, 2019 was $12.7 million, primarily from the proceeds from the sales of shares through our employee equity incentive plans of $20.7 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $4.3 million, and the repayment of notes payable of $3.7 million.
Cash provided by financing activities for the six months ended June 30, 2018 was $16.8 million, primarily from the sale of shares through our employee equity incentive plans of $17.8 million and proceeds from our follow-on offering of $13.8 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $9.6 million, the repayment of notes payable of $3.8 million, and payments of $1.5 million for deferred offering costs related to the follow-on offering.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the six months ended June 30, 2019 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of 2017 Equity Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement.
10.2*	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Pedro Abreu, dated May 24, 2019.
10.3*
Consulting Agreement by and between the Company and Night Dragon II, LLC dated as of June 5, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-38253) filed on June 7, 2019).

31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management or compensatory plan.
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

FORESCOUT TECHNOLOGIES, INC.

Dated: August 7, 2019	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: August 7, 2019	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
Principal Financial Officer