Form 10-Q
period 2019-09-30
FORESCOUT TECHNOLOGIES, INC
filed 2019-11-06
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2019 was 47,173,269.

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

•	our ability to enhance our existing products and technologies and develop or acquire new products and technologies;

•	our plans to attract new end-customers, retain existing end-customers, and increase our annual revenue;

•	our expectations concerning renewal rates of Software Products subscription contracts and support and maintenance contracts (collectively known as “term contracts”) with end-customers;

•	our plans to expand our international operations;

•	our ability to successfully and timely execute on, integrate, and realize the benefits of any acquisition, investment, or other strategic transaction we may make or undertake;

•	our expectations regarding future acquisitions of, or investments in, complementary companies, services, or technologies;

•	our ability to continue to generate a significant portion of our revenue from public sector customers;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$55,436	$66,895
Marketable securities	38,235	47,632
Accounts receivable	84,539	79,255
Inventory	782	1,501
Deferred commissions - current	12,231	12,543
Prepaid expenses and other current assets	13,564	13,353
Total current assets	204,787	221,179
Deferred commissions - non-current	22,584	22,831
Property and equipment, net	24,022	24,349
Operating lease right-of-use assets	30,404	—
Restricted cash - non-current	1,257	1,266
Intangible assets, net	16,591	19,002
Goodwill	92,045	92,482
Other assets	7,306	7,369
Total assets	$398,996	$388,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,654	$12,118
Accrued compensation	29,562	32,649
Accrued expenses	15,268	14,558
Deferred revenue - current	104,739	101,900
Notes payable - current	7,397	7,331
Operating lease liabilities - current	5,217	—
Total current liabilities	172,837	168,556
Deferred revenue - non-current	71,948	69,618
Notes payable - non-current	2,692	8,248
Operating lease liabilities - non-current	33,342	—
Other liabilities	24,336	14,335
Total liabilities	305,155	260,757

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000 shares authorized;
47,109 and 43,403 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	47	43
Additional paid-in capital	704,192	639,237
Accumulated other comprehensive loss	(616)	(302)
Accumulated deficit	(609,782)	(511,257)
Total stockholders’ equity	93,841	127,721
Total liabilities and stockholders' equity	$398,996	$388,478

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License	$50,203	$51,082	$126,714	$115,185
Subscription	36,570	30,339	105,191	85,684
Professional services	4,849	4,207	13,565	12,050
Total revenue	91,622	85,628	245,470	212,919
Cost of revenue:
License	9,892	8,947	23,121	21,002
Subscription	5,376	4,069	16,182	11,602
Professional services	6,429	6,181	18,850	17,792
Total cost of revenue	21,697	19,197	58,153	50,396
Total gross profit	69,925	66,431	187,317	162,523
Operating expenses:
Research and development	20,556	15,062	58,493	44,552
Sales and marketing	51,035	46,098	163,131	133,416
General and administrative	15,318	13,880	47,369	40,872
Total operating expenses	86,909	75,040	268,993	218,840
Loss from operations	(16,984)	(8,609)	(81,676)	(56,317)
Interest expense	(156)	(208)	(391)	(676)
Other income, net	374	865	1,496	2,040
Loss before income taxes	(16,766)	(7,952)	(80,571)	(54,953)
Income tax provision	16,747	334	17,954	1,935
Net loss	$(33,513)	$(8,286)	$(98,525)	$(56,888)
Net loss per share, basic and diluted	$(0.72)	$(0.20)	$(2.17)	$(1.41)
Weighted-average shares used to compute net loss per share, basic and diluted	46,584	42,064	45,433	40,294

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(33,513)	$(8,286)	$(98,525)	$(56,888)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	3	135	138	(35)
Foreign currency translation adjustments	—	—	(452)	—
Comprehensive loss	$(33,510)	$(8,151)	$(98,839)	$(56,923)

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
Other comprehensive loss, net of tax	—	—	—	(1,979)	—	(1,979)
Stock-based compensation	—	—	13,828	—	—	13,828
Issuance of common stock in connection with employee equity incentive plans	1,706	2	9,407	—	—	9,409
Vesting of early exercised stock options	24	—	202	—	—	202
Net loss	—	—	—	—	(34,252)	(34,252)
Balance as of March 31, 2019	45,133	$45	$662,674	$(2,281)	$(545,509)	$114,929
Other comprehensive income, net of tax	—	—	—	1,662	—	1,662
Stock-based compensation	—	—	14,065	—	—	14,065
Issuance of common stock in connection with employee equity incentive plans	746	1	7,014	—	—	7,015
Vesting of early exercised stock options	24	—	204	—	—	204
Net loss	—	—	—	—	(30,760)	(30,760)
Balance as of June 30, 2019	45,903	$46	$683,957	$(619)	$(576,269)	$107,115
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation	—	—	13,822	—	—	13,822
Issuance of common stock in connection with employee equity incentive plans	1,206	1	6,413	—	—	6,414
Vesting of early exercised stock options	—	—	—	—	—	—
Net loss	—	—	—	—	(33,513)	(33,513)
Balance as of September 30, 2019	47,109	$47	$704,192	$(616)	$(609,782)	$93,841

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	38,122	$38	$551,986	$(112)	$(436,421)	$115,491
Other comprehensive loss, net of tax	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	13,590	—	—	13,590
Issuance of common stock in connection with employee equity incentive plans	567	1	3,621	—	—	3,622
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	500	—	12,572	—	—	12,572
Vesting of early exercised stock options	25	—	219	—	—	219
Net loss	—	—	—	—	(28,196)	(28,196)
Balance as of March 31, 2018	39,214	$39	$581,988	$(358)	$(464,617)	$117,052
Other comprehensive income, net of tax	—	—	—	76	—	76
Stock-based compensation	—	—	12,936	—	—	12,936
Issuance of common stock in connection with employee equity incentive plans	2,256	3	4,606	—	—	4,609
Vesting of early exercised stock options	24	—	210	—	—	210
Issuance of common stock upon exercise of common stock warrants	67	—	—	—	—	—
Net loss	—	—	—	—	(20,406)	(20,406)
Balance as of June 30, 2018	41,561	$42	$599,740	$(282)	$(485,023)	$114,477
Other comprehensive income, net of tax	—	—	—	135	—	135
Stock-based compensation	—	—	13,018	—	—	13,018
Issuance of common stock in connection with employee equity incentive plans	1,108	1	5,689	—	—	5,690
Vesting of early exercised stock options	25	—	209	—	—	209
Net loss	—	—	—	—	(8,286)	(8,286)
Balance as of September 30, 2018	42,694	$43	$618,656	$(147)	$(493,309)	$125,243

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(98,525)	$(56,888)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	41,715	39,544
Depreciation and amortization	8,777	5,490
Other	(138)	113
Changes in operating assets and liabilities
Accounts receivable	(5,459)	(3,414)
Inventory	713	3,348
Deferred commissions	559	1,143
Prepaid expenses and other current assets	(217)	(1,924)
Other assets	67	(154)
Accounts payable	(1,448)	(6,110)
Accrued compensation	(3,075)	(1,539)
Accrued expenses	2,293	1,027
Deferred revenue	5,028	27,222
Other liabilities	17,022	(466)
Net cash (used in) provided by operating activities	(32,688)	7,392
Cash flows from investing activities:
Purchases of property and equipment	(5,611)	(6,766)
Purchases of marketable securities	(63,569)	(54,530)
Proceeds from maturities of marketable securities	73,345	97,050
Net cash provided by investing activities	4,165	35,754
Cash flows from financing activities:
Repayments of notes payable	(5,625)	(5,625)
Proceeds from sales of shares through employee equity incentive plans	27,376	24,648
Payment related to shares withheld for taxes on vesting of restricted stock units	(4,538)	(10,727)
Proceeds from public offerings, net	—	13,818
Payments of deferred offering costs	—	(1,542)
Net cash provided by financing activities	17,213	20,572
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash, cash equivalents, and restricted cash for period	(11,314)	63,718
Cash, cash equivalents, and restricted cash at beginning of period	69,012	67,357
Cash, cash equivalents, and restricted cash at end of period	$57,698	$131,075

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$55,436	$129,035
Restricted cash included in prepaid expenses and other current assets	1,005	851
Restricted cash - non-current	1,257	1,189
Total cash, cash equivalents, and restricted cash	$57,698	$131,075

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC's rules and regulations. The Company’s condensed consolidated financial statements include the results of Forescout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Foreign Currency
Prior to July 1, 2019, the Company’s functional currency was the U.S. dollar for the majority of its foreign operations except for Forescout Technologies, B.V. whose functional currency was the Euro. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Euro was the functional currency for Forescout Technologies, B.V. were included as a component of accumulated other comprehensive loss on the consolidated balance sheets.
The Company re-assessed its functional currency and determined that, as of July 1, 2019, its functional currency for Forescout Technologies, B.V. had changed from the Euro to the U.S. dollar following the transfer of all of the intellectual property from Forescout Technologies, B.V. to the Company effective July 1, 2019. The change in functional currency was accounted for prospectively from July 1, 2019 and financial statements prior to and including the period ended June 30, 2019 were not restated for the change in functional currency.
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
Summary of Significant Accounting Policies
Except for the impact of the adoption of Topic 842, as discussed in Note 5, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License
Software Products
Perpetual license	$32,044	$28,423	$78,478	$68,718
Term license	1,996	—	13,510	—
Hardware Products	16,163	22,659	34,726	46,467
Subscription	36,570	30,339	105,191	85,684
Professional services	4,849	4,207	13,565	12,050
Total revenue	$91,622	$85,628	$245,470	$212,919

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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended September 30, 2019
Contract Liabilities
Balance as of June 30, 2019	$173,833
Additions	95,285
Gross revenue recognized	(91,622)
Balance as of September 30, 2019	$177,496

Nine Months Ended September 30, 2019
Contract Liabilities
Balance as of December 31, 2018	$172,031
Additions	250,935
Gross revenue recognized	(245,470)
Balance as of September 30, 2019	$177,496

During the three months ended September 30, 2019, the Company recognized revenue of $34.4 million that was included in the contract liabilities balance as of June 30, 2019. During the nine months ended September 30, 2019, the Company recognized revenue of $83.6 million that was included in the contract liabilities balance as of December 31, 2018.
During the three months ended September 30, 2018, the Company recognized revenue of $28.5 million that was included in the contract liabilities balance as of June 30, 2018. During the nine months ended September 30, 2018, the Company recognized revenue of $66.5 million that was included in the contract liabilities balance as of December 31, 2017.
Performance Obligations
Contracted not recognized revenue was $180.4 million as of September 30, 2019, of which the Company expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents:
Cash	$44,843	$—	$—	$46,017	$—	$—
Money market accounts	10,593	—	—	20,878	—	—
Total cash and cash equivalents	55,436	—	—	66,895	—	—
Marketable securities:
Commercial paper	—	5,982	—	—	3,991	—
Corporate debt securities	—	26,237	—	—	35,640	—
U.S. government securities	—	6,016	—	—	8,001	—
Total marketable securities	—	38,235	—	—	47,632	—
Restricted cash (current and non-current)	2,262	—	—	2,117	—	—
Total financial assets	$57,698	$38,235	$—	$69,012	$47,632	$—

Note 4. Marketable Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$5,982	$—	$—	$5,982	$3,991	$—	$—	$3,991
Corporate debt securities	26,161	76	—	26,237	35,730	—	(90)	35,640
U.S. government securities	6,009	7	—	6,016	8,012	—	(11)	8,001
Total marketable securities	$38,152	$83	$—	$38,235	$47,733	$—	$(101)	$47,632

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of September 30, 2019 and December 31, 2018 by the contractual maturity date (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$38,152	$38,235	$47,733	$47,632
Total	$38,152	$38,235	$47,733	$47,632

The Company had no marketable securities in an unrealized loss position as of September 30, 2019. The Company had 13 marketable securities in an unrealized loss position as of December 31, 2018. For individual marketable securities that were in an unrealized loss position as of December 31, 2018, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in a continuous unrealized loss position are presented in the following table (in thousands):

	December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,020	$(3)	$31,620	$(87)	$35,640	$(90)
U.S. government securities	—	—	8,001	(11)	8,001	(11)
Total	$4,020	$(3)	$39,621	$(98)	$43,641	$(101)
Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities as of September 30, 2019 or December 31, 2018.
Note 5. Leases
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Targeted Improvements (“ASU 2018-11”), (collectively “Topic 842”). All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with Topic 842. The Company adopted Topic 842 effective January 1, 2019 using the transition method to apply the new lease standards at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption had a material impact on the total assets and total liabilities reported on the Company’s condensed consolidated balance sheets resulting in an increase in long-term assets and total liabilities of approximately $20.3 million as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations.
The Company has operating leases for corporate offices, vehicles, and office equipment. The leases have remaining lease terms of up to seven years, some of which may include options to extend the leases for up to five years.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company elected to combine the lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) and the non-lease components (e.g., common-area maintenance costs) for all classes of underlying assets, and to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on the Company’s condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
For the three and nine months ended September 30, 2019, the Company recognized operating lease cost of $2.8 million and $7.3 million, respectively, which included short-term leases and variable lease costs that were immaterial.

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$1,796
2020	7,948
2021	7,598
2022	7,411
2023	7,370
Thereafter	15,632
Total lease payments	$47,755
Less: Imputed interest	9,196
Present value of lease liabilities	$38,559

Lease Term and Discount Rate	September 30, 2019
Operating leases
Weighted-average remaining lease term	6 years
Weighted-average discount rate	7.1%

Other information (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$905	$4,684
Leased assets obtained in exchange for new operating lease liabilities	$10,561	$14,963

Note 6. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue:
License	$75	$67	$247	$174
Subscription	454	349	1,367	1,099
Professional services	415	366	1,237	1,112
Research and development	3,040	2,613	8,809	7,473
Sales and marketing	6,330	6,165	20,014	18,195
General and administrative	3,508	3,458	10,041	11,491
Total	$13,822	$13,018	$41,715	$39,544

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan, and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	6,013	$11.65	6.4	$86,624
Options exercised	(2,228)	$10.24
Options forfeited	(189)	$18.06
Balance—September 30, 2019	3,596	$12.19	5.8	$92,539
Options vested and exercisable—September 30, 2019	3,190	$11.24	5.7	$85,091

As of September 30, 2019, the total unrecognized compensation cost related to unvested options was $3.5 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.
The fair value of stock option awards granted to employees is estimated using the Black-Scholes option-pricing model. No stock option awards were granted during the three and nine months ended September 30, 2019 and three months ended September 30, 2018. The assumptions used to determine the grant date fair value of employee stock options for the periods presented are as follows:

Nine Months Ended September 30,
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
Restricted Stock Units (“RSUs”) and Performance Based Stock Units (“PSUs”)
The following table summarizes RSU and PSU activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), and related information (in thousands, except per share and contractual life amounts):

	RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	5,709	$28.01	1.8	$148,389
Granted	1,599	$35.85
Vested	(1,333)	$26.98
Forfeited	(529)	$29.24
Balance—September 30, 2019	5,446	$30.45	1.6	$206,521

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
As of September 30, 2019, the total unrecognized compensation cost related to unvested RSUs and PSUs was $123.8 million, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
Note 7. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur. For the three and nine months ended September 30, 2019, the Company recorded a tax provision of $16.7 million and $18.0 million, respectively, representing an effective tax rate of (99.9)% and (22.3)%, respectively. For the three and nine months ended September 30, 2018, the Company recorded a tax provision of $0.3 million and $1.9 million, respectively, representing an effective tax rate of (4.2)% and (3.5)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate decreased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to an increase in income tax expense related to the completion of an intra-group transfer of certain intellectual property rights (the “IP”) from the Netherlands to the United States. The Company recognized a discrete tax expense of $17.1 million associated with this IP transfer. The discrete tax expense consists of a current tax expense of $20.8 million for the accrual of an uncertain tax position and a deferred tax benefit of $3.7 million related to the reversal of the acquired intangible asset deferred tax liability. The uncertain tax position, included in other liabilities in the Company’s condensed consolidated balance sheets, was $21.0 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively. The increase in the uncertain tax position was primarily related to the intra-group transfer of the IP as described above.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(33,513)	$(8,286)	$(98,525)	$(56,888)
Weighted-average shares used to compute net loss per share, basic and diluted	46,584	42,064	45,433	40,294
Net loss per share, basic and diluted	$(0.72)	$(0.20)	$(2.17)	$(1.41)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would reduce the net loss per share (in thousands):

	As of September 30,
	2019	2018
Options to purchase common stock	3,596	6,503
Unvested early exercised common shares	—	71
Unvested restricted stock units	5,446	5,014
Employee Stock Purchase Plan	172	148

Note 9. Related Party Transactions
Consulting agreement with Night Dragon II, LLC
On June 5, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Night Dragon II, LLC (“Night Dragon”). One of the board of directors (“the Board”) of the Company is a principal and the chief executive officer of Night Dragon and will personally provide services to the Company under the Consulting Agreement.
Pursuant to the Consulting Agreement, Night Dragon will provide consulting and business development services to the Company, including customer engagement, speaking activities, competitive and market analysis, business development assistance and expertise, and other services as described in the Consulting Agreement. In consideration for the consulting and business development services to the Company, the Board granted the director a number of performance stock units (“PSUs”) with a grant date fair value of $2.1 million. The PSUs will vest on the achievement of certain milestones detailed in the Consulting Agreement, in each case, so long as the Consulting Agreement remains in effect. The term of the Consulting Agreement commenced on June 5, 2019 and will continue for two years or until terminated in accordance with its terms.
For the three and nine months ended September 30, 2019, the stock-based compensation expense related to the Consulting Agreement was included in general and administrative expense and was immaterial. The balance of approximately $1.6 million will be recorded over the remaining period.
Related party sale
During the three months ended September 30, 2019, the Company sold products and services to a company related to a member of the Company’s board of directors. Specifically, for the three months ended September 30, 2019, the Company recorded license revenue of $1.5 million and an immaterial amount of subscription revenue relating to this contract. As of September 30, 2019, the related amounts receivable and deferred revenue were $2.2 million and $0.7 million, respectively.
Note 10. Subsequent Events
On October 2, 2019, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain assets from Bullguard Israel Ltd., an IoT security company, for a total purchase price of $10.3 million in cash. This transaction is intended to support and to accelerate the Company’s development of cloud-delivered products as part of its end-to-end device visibility and control platform. The Company has not yet completed the accounting for this transaction and is in the process of evaluating the impact of this transaction on its consolidated financial statements.

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
Overview
We offer our solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Our products for visibility and control capabilities consist of eyeSight, eyeControl, and SilentDefense. Our eyeSight and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to OT devices, while our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of eyeExtend family of products. On November 6, 2019, we announced eyeSegment, a cloud-based offering that marries device visibility and control with network segmentation.
We offer our solution across two product types: (i) software products and (ii) hardware products. Our software products include eyeSight, eyeControl, eyeExtend, eyeSegment, SilentDefense, and SilentDefense Command Center (“Software Products”). Our hardware products include hardware that is sold separately for use with our Software Products and appliances that are embedded with our software (“Hardware Products”).
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
Third Quarter 2019 Financial Highlights
Since our inception through September 30, 2019, we have sold to nearly 3,600 end-customers in nearly 90 countries, including 24% of the Global 2000. For the three months ended September 30, 2019 and 2018, we sold to 9% and 7% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, manufacturing, technology, energy, services, retail, entertainment, and education.

The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in thousands)
Total revenue	$91,622	$85,628	$245,470	$212,919
Total revenue year-over-year percentage growth	7%	23%	15%	32%
Gross margin	76%	78%	76%	76%
Loss from operations	$(16,984)	$(8,609)	$(81,676)	$(56,317)
Loss from operations as a percentage of total revenue	(19)%	(10)%	(33)%	(26)%
Net loss	$(33,513)	$(8,286)	$(98,525)	$(56,888)
Net cash (used in) provided by operating activities			$(32,688)	$7,392
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
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate
A = annualized value of term contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of term contracts not subject to renewal because the scheduled expiration date of the multi-year contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new term contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of term contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal rate of their support and maintenance contracts and Software Products subscription contracts. Our net-recurring revenue retention rate as of September 30, 2019 and December 31, 2018 were 119% and 117%, respectively. The 200 basis point increase primarily reflects the increased adoption of new Software Products subscription contracts from end-customers that have been end-customers for more than one year for the twelve months ended September 30, 2019. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from term contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account perpetual license revenue or professional services revenue. The annualized value of our contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our term contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.

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
Our recurring revenue rate as of September 30, 2019 and December 31, 2018 were 46% and 40%, respectively. The 600 basis point increase primarily reflects the increased adoption of new subscription contracts in the nine months ended September 30, 2019. The numerator does not take into account perpetual license revenue or professional services revenue. The numerator does include the value allocated to license within our Software Products subscription contracts for all contract durations. Those contract durations that are greater than 12 months will raise the recurring revenue rate for the first 12 months of the contract duration and will lower the recurring revenue rate for the balance of the contract duration after the first 12 months relative to the annualized value of such Software Products subscription contracts.
Key Financial Metrics
Non-GAAP Operating (Loss) Income and Free Cash Flow
In addition to our results determined in accordance with GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
We define non-GAAP operating (loss) income as (loss) income from operations excluding stock-based compensation expense, acquisition-related expenses, and amortization of acquired intangible assets. Acquisition-related expenses include transaction costs such as accounting and legal fees, and other employee retention expenses arising from the acquisition. We consider non-GAAP operating (loss) income to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation, a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and non-recurring and non-operating acquisition-related expenses. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.
We define free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment. We consider free cash flow to be an important metric because it measures the amount of cash we use or generate and reflects changes in working capital.
A reconciliation of non-GAAP operating (loss) income to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Non-GAAP operating (loss) income:
Loss from operations	$(16,984)	$(8,609)	$(81,676)	$(56,317)
Add:
Stock-based compensation expense	13,822	13,018	41,715	39,544
Acquisition-related expenses	1,014	481	3,710	481
Amortization of acquired intangible assets	777	—	2,319	—
Non-GAAP operating (loss) income	$(1,371)	$4,890	$(33,932)	$(16,292)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Free cash flow (non-GAAP):
Net cash (used in) provided by operating activities	$(32,688)	$7,392
Less: purchases of property and equipment	(5,611)	(6,766)
Free cash flow (non-GAAP)	$(38,299)	$626
Net cash provided by investing activities	$4,165	$35,754
Net cash provided by financing activities	$17,213	$20,572
It is important to note that other companies, including companies in our industry, may not use non-GAAP operating (loss) income or free cash flow, may calculate these metrics differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of these non-GAAP metrics as comparative measures.
As a result, our non-GAAP operating (loss) income and free cash flow should be considered in addition to, not as substitutes for or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing investors and other users of our financial information, reconciliations of non-GAAP operating (loss) income to the corresponding GAAP financial measure, operating loss, and reconciliations of free cash flow to the corresponding GAAP financial measure, cash flow (used in) provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP operating (loss) income and free cash flow in conjunction with the corresponding GAAP financial measure.
Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	$50,203	$51,082	$126,714	$115,185
Subscription	36,570	30,339	105,191	85,684
Professional services	4,849	4,207	13,565	12,050
Total revenue	91,622	85,628	245,470	212,919
Cost of revenue:
License (1)	9,892	8,947	23,121	21,002
Subscription (1)	5,376	4,069	16,182	11,602
Professional services (1)	6,429	6,181	18,850	17,792
Total cost of revenue	21,697	19,197	58,153	50,396
Total gross profit	69,925	66,431	187,317	162,523
Operating expenses:
Research and development (1)	20,556	15,062	58,493	44,552
Sales and marketing (1)	51,035	46,098	163,131	133,416
General and administrative (1)	15,318	13,880	47,369	40,872
Total operating expenses	86,909	75,040	268,993	218,840
Loss from operations	(16,984)	(8,609)	(81,676)	(56,317)
Interest expense	(156)	(208)	(391)	(676)
Other income, net	374	865	1,496	2,040
Loss before income taxes	(16,766)	(7,952)	(80,571)	(54,953)
Income tax provision	16,747	334	17,954	1,935
Net loss	$(33,513)	$(8,286)	$(98,525)	$(56,888)

_____________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Cost of revenue:
License	$75	$67	$247	$174
Subscription	454	349	1,367	1,099
Professional services	415	366	1,237	1,112
Research and development	3,040	2,613	8,809	7,473
Sales and marketing	6,330	6,165	20,014	18,195
General and administrative	3,508	3,458	10,041	11,491
Total	$13,822	$13,018	$41,715	$39,544

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	55%	60%	52%	54%
Subscription	40	35	42	40
Professional services	5	5	6	6
Total revenue	100	100	100	100
Cost of revenue:
License	11	10	9	10
Subscription	6	5	7	6
Professional services	7	7	8	8
Total cost of revenue	24	22	24	24
Total gross profit	76	78	76	76
Operating expenses:
Research and development	22	18	25	21
Sales and marketing	56	54	66	63
General and administrative	17	16	19	19
Total operating expenses	95	88	110	103
Loss from operations	(19)	(10)	(34)	(27)
Interest expense	—	—	—	—
Other income, net	—	1	1	1
Loss before income taxes	(19)	(9)	(33)	(26)
Income tax provision	18	1	7	1
Net loss	(37)%	(10)%	(40)%	(27)%

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue
Our revenue is comprised of license revenue, subscription revenue, and professional services revenue. License revenue is derived from sales of Software Products and Hardware Products, which includes the value allocated to license within our Software Products subscription contracts. Subscription revenue is derived from term contracts with terms that are generally either one or three years, but can be up to five years. Professional services revenue is generally recognized over time as the services are rendered. As a percentage of total revenue, we expect our license revenue, subscription revenue, and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors.

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$50,203	$51,082	$(879)	(2)%
Subscription	36,570	30,339	6,231	21%
Professional services	4,849	4,207	642	15%
Total revenue	$91,622	$85,628	$5,994	7%

License revenue decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a $6.5 million decrease in Hardware Products revenue, which was partially offset by a $5.6 million increase in Software Products revenue.
Subscription revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to $3.6 million increase attributed to support and maintenance contracts associated with initial product sales and a $2.6 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in the sale of optional installation and training services.
Cost of Revenue
Our cost of revenue is comprised of cost of license revenue, cost of subscription revenue, and cost of professional services revenue.
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
Cost of subscription revenue consists of personnel costs for our global customer support organization and warranty-related hardware support costs. We expect our cost of subscription revenue to increase in absolute dollars slightly over time as we grow our customer support organization to accommodate our anticipated subscription revenue growth rate.
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

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$9,892	$8,947	$945	11%
Subscription	5,376	4,069	1,307	32%
Professional services	6,429	6,181	248	4%
Total cost of revenue	$21,697	$19,197	$2,500	13%

Cost of license revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to $0.5 million in amortization expense associated with acquired developed technology and a $1.4 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $1.2 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases in personnel costs related to a 39% increase in headcount in our customer support organization.
Cost of professional services revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases in personnel costs related to a 10% increase in headcount in our professional services organization.
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
Margin on our Software Products was approximately 98% and 99% for the three months ended September 30, 2019 and 2018, respectively. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately 13% and 25% for the three months ended September 30, 2019 and 2018, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 74% and 80%, and the average margin on our low-end appliances was approximately 40% and 57%, for the three months ended September 30, 2019 and 2018, respectively.
We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.

	Three Months Ended September 30,
	2019		2018		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$40,311	80%	$42,135	82%	$(1,824)	(2)%
Subscription	31,194	85%	26,270	87%	4,924	(2)%
Professional services	(1,580)	(33)%	(1,974)	(47)%	394	14%
Total gross profit	$69,925	76%	$66,431	78%	$3,494	(2)%

Gross profit increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
The decrease in margin on our license revenue was primarily driven by a shift in product mix within Hardware Products revenue due to a lower concentration of high-end appliances revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was partially offset by a higher concentration of revenue generated from Software Products. The mix between Software Products revenue and Hardware Products revenue shifted to 68:32 for the three months ended September 30, 2019, from 56:44 for the three months ended September 30, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 37:21:43 for the three months ended September 30, 2019, from 22:28:50 for the three months ended September 30, 2018.
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
Research and development expense consists primarily of personnel costs. Research and development expense also includes consulting expense and allocated costs including facilities and information technology related costs. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for market development programs, promotional and other marketing costs, travel costs, professional services, amortization of acquired customer relationships, and allocated costs including facilities and information technology related costs. Incremental commissions incurred to acquire customer contracts are deferred and recognized as we recognize the associated revenue or over the estimated customer life. General and administrative expense consists of personnel costs, professional services, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect operating expenses to increase in absolute dollars as we continue to invest in our future products and services; however, we expect our operating expenses to decline as a percentage of total revenue in the long term as we scale the business.

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$20,556	$15,062	$5,494	36%
Sales and marketing	51,035	46,098	4,937	11%
General and administrative	15,318	13,880	1,438	10%
Total operating expenses	$86,909	$75,040	$11,869	16%

Research and development expense increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel costs of $3.5 million resulting from a 37% increase in headcount.
Sales and marketing expense increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel costs of $5.3 million resulting from a 12% increase in headcount.
General and administrative expense increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel costs of $2.4 million resulting from a 7% increase in headcount.
Interest Expense
Interest expense consists of interest on our outstanding indebtedness.

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(156)	$(208)	$52	(25)%
Interest expense decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, sublease income, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income, net	$374	$865	$(491)	(57)%

Other income, net decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily driven by a decrease in short-term investments.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes, unrecognized tax benefits, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$16,747	$334	$16,413	4,914%
Effective tax rate	(99.9)%	(4.2)%

We recorded an income tax provision for the three months ended September 30, 2019 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The increase in income tax provision for the three months ended September 30, 2019 was primarily due to an increase in income tax expense from completion of an intra-group transfer of certain intellectual property rights (the “IP”) from the Netherlands to the United States. We recognized a discrete tax expense of $17.1 million associated with this IP transfer. The discrete tax expense consists of a current tax expense of $20.8M for the accrual of an uncertain tax position and a deferred tax benefit of $3.7M related to the reversal of the acquired intangible asset deferred tax liability. Accordingly, the effective tax rate decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$126,714	$115,185	$11,529	10%
Subscription	105,191	85,684	19,507	23%
Professional services	13,565	12,050	1,515	13%
Total revenue	$245,470	$212,919	$32,551	15%

License revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $23.3 million increase in Software Products revenue, which was partially offset by a $11.7 million decrease in Hardware Products revenue. The increase in Software Products revenue included a $21.3 million increase in the sale of eyeSight and eyeControl (functionalities generally purchased together).
Subscription revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $11.9 million increase attributed to support and maintenance contracts associated with initial product sales and a $7.6 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in the sale of optional installation and training services.

Cost of Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$23,121	$21,002	$2,119	10%
Subscription	16,182	11,602	4,580	39%
Professional services	18,850	17,792	1,058	6%
Total cost of revenue	$58,153	$50,396	$7,757	15%

Cost of license revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to $1.4 million in amortization expense associated with acquired developed technology and a $3.7 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $3.6 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in personnel costs related to a 39% increase in headcount in our customer support organization.
Cost of professional services revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in personnel costs related to a 10% increase in headcount in our professional services organization.
Gross Profit and Gross Margin
Margin on our Software Products was approximately 98% and 99% for the nine months ended September 30, 2019 and 2018, respectively. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately 21% and 25% for the nine months ended September 30, 2019 and 2018, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 76% and 80%, and the average margin on our low-end appliances was approximately 38% and 54%, for the nine months ended September 30, 2019 and 2018, respectively.
We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.

	Nine Months Ended September 30,
	2019		2018		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$103,593	82%	$94,183	82%	$9,410	—%
Subscription	89,009	85%	74,082	86%	14,927	(1)%
Professional services	(5,285)	(39)%	(5,742)	(48)%	457	9%
Total gross profit	$187,317	76%	$162,523	76%	$24,794	—%

Gross profit increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin remained flat for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
The margin on our license revenue remained relatively flat for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The mix between Software Products revenue and Hardware Products revenue shifted to 73:27 for the nine months ended September 30, 2019, from 60:40 for the nine months ended September 30, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 52:20:28 for the nine months ended September 30, 2019, from 30:31:39 for the nine months ended September 30, 2018.
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
Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$58,493	$44,552	$13,941	31%
Sales and marketing	163,131	133,416	29,715	22%
General and administrative	47,369	40,872	6,497	16%
Total operating expenses	$268,993	$218,840	$50,153	23%

Research and development expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel costs of $9.2 million resulting from a 37% increase in headcount, which includes an increase in stock-based compensation expense of $1.2 million. The increase was further driven by an increase in allocated IT and facilities cost of $1.9 million.

Sales and marketing expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel costs of $26.0 million resulting from a 12% increase in headcount, which includes an increase in commissions expense of $5.3 million and an increase in stock-based compensation expense of $1.9 million. The increase was further driven by an increase in travel and entertainment cost of $3.0 million.
General and administrative expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel costs of $6.3 million resulting from a 7% increase in headcount.
Interest Expense

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(391)	$(676)	$285	(42)%
Interest expense decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income, net	$1,496	$2,040	$(544)	(27)%
Other income, net decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily driven by a decrease in short-term investments.
Provision for Income Taxes

	Nine Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$17,954	$1,935	$16,019	828%
Effective tax rate	(22.3)%	(3.5)%

We recorded an income tax provision for the nine months ended September 30, 2019 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The increase in the provision for the nine months ended September 30, 2019 was primarily due to an increase in income tax expense from completion of an intra-group transfer of certain IP rights from the Netherlands to the United States. We recognized a discrete tax expense of $17.1 million associated with this IP transfer. The discrete tax expense consists of a current tax expense of $20.8M for the accrual of an uncertain tax position and a deferred tax benefit of $3.7M related to the reversal of the acquired intangible asset deferred tax liability. Accordingly, the effective tax rate decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	September 30, 2019	December 31, 2018

	(In thousands)
Working capital	$31,950	$52,623
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$55,436	$66,895
Marketable securities	38,235	47,632
Total cash, cash equivalents, and marketable securities	93,671	114,527
Total notes payable	10,089	15,579
Net cash, cash equivalents, and marketable securities	$83,582	$98,948

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
At September 30, 2019, our cash, cash equivalents, and marketable securities of $93.7 million were held for general corporate purposes, of which approximately $23.7 million was held outside of the United States. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $20.7 million during the nine months ended September 30, 2019, primarily due to a decrease in cash and cash equivalents, a decrease in marketable securities, an increase in current operating lease liabilities, and an increase in current deferred revenue, partially offset by an increase in accounts receivable, a decrease in accrued compensation, and a decrease in accounts payable. The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Net cash (used in) provided by operating activities	$(32,688)	$7,392
Net cash provided by investing activities	4,165	35,754
Net cash provided by financing activities	17,213	20,572
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash, cash equivalents, and restricted cash for period	$(11,314)	$63,718

Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash (used in) provided by operating activities was $(32.7) million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of $40.1 million as compared to the nine months ended September 30, 2018. The decrease in generation of cash during the nine months ended September 30, 2019 was due primarily to lower billings and higher operating expenses as we continue to invest in the long-term growth of our business, partially offset by proceeds from collections.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash provided by investing activities during the nine months ended September 30, 2019 was $4.2 million, primarily resulting from proceeds from maturities of marketable securities of $73.3 million, partially offset by purchases of marketable securities of $63.6 million, and capital expenditures to purchase property and equipment of $5.6 million related to the continuing growth of our business.
Cash provided by investing activities during the nine months ended September 30, 2018 was $35.8 million, primarily resulting from proceeds from maturities of marketable securities of $97.1 million, partially offset by purchases of marketable securities of $54.5 million and capital expenditures to purchase property and equipment of $6.8 million related to the continuing growth of our business.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the nine months ended September 30, 2019 was $17.2 million, primarily from the proceeds from the sales of shares through our employee equity incentive plans of $27.4 million, partially offset by the repayment of notes payable of $5.6 million and payments related to shares withheld for taxes on the vesting of restricted stock units of $4.5 million.
Cash provided by financing activities for the nine months ended September 30, 2018 was $20.6 million, primarily from the sale of shares through our employee equity incentive plans of $24.6 million and proceeds from our follow-on offering of $13.8 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $10.7 million, the repayment of notes payable of $5.6 million, and payments of deferred offering costs related to the follow-on offering of $1.5 million.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the nine months ended September 30, 2019 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
Through September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than discussed below, there were no changes to our Critical Accounting Policies and Estimates for the nine month period ended September 30, 2019.
Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. Further, we recognize liabilities for uncertain tax positions based on determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. The material uncertain tax position that was recorded since our last Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, related to the intra-group transfer of IP from the Netherlands to the United States.
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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

FORESCOUT TECHNOLOGIES, INC.

Dated: November 6, 2019	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: November 6, 2019	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
Principal Financial Officer