Form 10-K
period 2019-12-31
FORESCOUT TECHNOLOGIES, INC
filed 2020-02-28
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K
———————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,492,156,938 based on the closing price of a share of the registrant’s common stock on that date as reported by The NASDAQ Global Market.

As of February 14, 2020, 48,404,973 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference where indicated from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

FORESCOUT TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the merger agreement and our proposed acquisition by entities affiliated with Advent International Corporation (“Advent”);

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our investment in our sales force and our expectations concerning the productivity and efficiency of our expanding sales force as our sales representatives become more seasoned;

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

•
our expectations concerning renewal rates of Software Products subscription contracts, support and maintenance contracts, and software sold as a service (“SaaS”) contracts (collectively known as “term contracts”) with end-customers;

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

•
the impact on our revenue, gross margin, and profitability of future investments in the enhancement of Forescout eyeSight, Forescout eyeSegment Forescout eyeControl, Forescout eyeExtend, SilentDefense, and SilentDefense Command Center, and expansion of our sales and marketing programs;

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows, or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including, but not limited to, those described in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I
ITEM 1. BUSINESS

Overview
Forescout Technologies, Inc. (“Forescout”) is the leading provider of device visibility and control solutions. We have pioneered an agentless approach to device visibility and control that provides one of the most comprehensive, real-time identification, classification, assessment and continuous control over the devices, that collectively, comprise an organization’s network. This network extends across the campus information technology (“IT”) devices, the campus Internet of Things (“IoT”) devices, operational technology (“OT”) devices, the data center, and within the third-party cloud. The devices that comprise this vastly heterogeneous and flat (non-segmented) network are continuously monitored for purposes of taking real-time control action when those devices behave in a manner outside of established policies. Through continuous visibility and control over the devices, each of which is an entry point for malware to enter and for corporate and customer information to exit, we protect organizations against the emerging threats that exploit the billions of devices connected to organizations’ networks. Over 40 billion devices will be connected to the Internet by 2023, according to data published by ABI Research*, and a growing percentage of them will be used for business purposes through Enterprise IoT initiatives. In addition, in its Top Strategic IoT Trends and Technologies Through 2023 report (September 2018), Gartner, Inc. estimates that, by 2023, the average CIO will be responsible for more than three times the devices they managed in 2018.**
IoT devices often bring tremendous value to an organization and OT devices are fundamental to an organizations’ infrastructure and revenue generation. As such, the percentage of the network that is comprised of these devices will continue to increase, and, as evidenced by trends emerging in many of our end-customers’ organizations, will actually surpass, in quantity, the number of devices that are secured using the traditional approach of relying on a corporate-installed security software agent. Given that IoT devices, OT devices, and virtual devices within a third-party cloud provider cannot be adequately secured with the traditional approach of relying on a corporate-installed security software agent on those devices, organizations are faced with a major gap in device visibility and lack of control over a significant portion of their network. Also contributing to that gap are the wide varieties of platforms and operating systems on these devices that are something other than Microsoft Windows, UNIX or LINUX operating systems commonly found on traditional corporate-owned, IT managed devices.
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
Our solution is sold across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Typically, end-customers initially deploy our solution in a portion of their campus IT and IoT network or in a portion of their OT network. Because our solution is agentless and supports heterogeneous network infrastructure, end-

*ABI Research, Internet of Everything Market Tracker, QTR 1, 2019.
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
We sell into organizations of all sizes, with a focus on those with a large footprint of devices. Our end-customers represent a broad range of industries, including financial services, government, healthcare, technology, manufacturing, services, energy, entertainment, and retail. We target the largest accounts in each industry first to establish reference accounts for that sector. As of December 31, 2019, we have sold to more than 3,700 end-customers in over 90 countries, including 25% of the Global 2000, since our inception, with nearly 80 million devices under management. We utilize a high-touch direct sales force with deep security expertise and strong industry relationships. We sell our products predominantly through a network of value added resellers and systems integrators that provide a broad reach into various segments of the market across geographies.
We have experienced rapid growth in recent periods. For the years ended December 31, 2019, 2018, and 2017, our revenue was $336.8 million, $297.7 million, and $224.4 million, respectively, representing year-over-year growth of 13% and 33%, respectively. For the years ended December 31, 2019, 2018, and 2017, our net loss was $118.5 million, $74.8 million, and $80.7 million, respectively.
Proposed Merger
On February 6, 2020, we entered into an Agreement and Plan of Merger (the ”Merger Agreement”) with Ferrari Group Holdings, L.P., a Delaware limited partnership (“Parent”), and Ferrari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Advent.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Forescout (the “Merger”), with Forescout surviving the Merger and becoming a wholly-owned indirect subsidiary of Parent (the “Surviving Corporation”). Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $33.00, without interest.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by our stockholders; (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. The Merger is expected to close in the second fiscal quarter of 2020. Upon consummation of the Merger, our common stock will no longer be listed on any public market.
Our Growth Strategy
We intend to execute on the following growth strategies:

•
Expand within our existing end-customers as more devices enter the enterprise and as we expand to new parts of their network. We expect to grow within our end-customer base as more devices come online within the enterprise. Our license revenue and the SaaS portion of our subscription revenue, are directly tied to the number of licensed devices managed by our solution; therefore, we sell more product as more devices come online. End-customers often expand usage of our products as they realize the value and applicability to other areas within an organization. We expect to grow as our end-customers extend their use of our solution across campus IT and IoT portions of the network which are characterized as wired networks and wireless networks (remote and visitor devices), the operational technology portion of the network, the on-premise data center portion of the network, and the portion of their network that is now hosted by a third-party cloud provider. As of December 31, 2019, we had sold products with licenses covering nearly 80 million devices, 19% (or approximately 15 million) of those device licenses were purchased during the year ended December 31, 2019.

•
Grow global end-customer base. We have invested significantly, and plan to continue to invest, in our sales organization to drive new end-customer growth. During the year ended December 31, 2019, we added more than 400 new customers, of which approximately 80 are identified in the list of Global 2000. We now count six of the top 10 financial services companies, five of the top 10 manufacturing companies, numerous large healthcare companies and 12 of the 14 civilian cabinets within the United States federal government as customers that are standardizing with Forescout for device visibility and control.

•
Increase sales of our eyeExtend family of products. We are seeing strong demand for our eyeExtend family of products as end-customers are realizing the value of the orchestration capabilities enabled with these integration modules. As of December 31, 2019, 31% of our end-customers have purchased at least one product in our eyeExtend family of products, up from 27% as of December 31, 2018. During the year ended December 31, 2019, nearly 40% of product deals included at least one product in our eyeExtend family of products, up from one-third of product deals during the year ended December 31, 2018. As of December 31, 2019, we had a portfolio of over 20 products in our eyeExtend family of products. We have also established an Alliance Partner program that allows us to productize these integrations and leverage joint go-to-market efforts.

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

•
Our products for visibility and control capabilities are comprised of eyeSight, eyeSegment, eyeControl, and SilentDefense. Our eyeSight, eyeSegment, and eyeControl products provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to OT devices, while our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our agentless technology discovers, classifies, and assesses IP-based devices. It interrogates the network infrastructure to discover devices immediately as they attempt to connect to the network. Since it does not rely on agents, our end-customers have reported seeing up to 60% more devices on their networks than previously known. After discovering a device, our solution uses a combination of active and non-disruptive passive methods to classify the device based on its type and ownership. Based on its classification, our solution then assesses the device security posture and allows organizations to set policies that establish the specific behavior the device is allowed to have while connected to a network. The connected devices on these vastly heterogeneous and flat (non-segmented) networks are continuously monitored for purposes of taking real-time control action when those devices behave in a manner outside of established policies. Control actions vary, based on our customers’ preferences, and include blocking a device from accessing the network, establishing a Virtual Local Area Network (“VLAN”) that limits access on the network, and sending alerts of non-compliance.

•
Our products for orchestration capabilities are comprised of our portfolio of eyeExtend products. Our eyeExtend products represent integrations with vendors across nine categories: advanced threat detection, client management tools, enterprise mobility management, endpoint protection, detection and response, IT Systems Management, next-generation firewall, privileged access management, security information and event management and vulnerability assessment. Additionally, end-customers can create their own integrations using our Open Integration Module or utilize our Advanced Compliance Module for security content automation protocol.

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

We offer our solution across two product types: software products and hardware products

•	Our software products include eyeSight, eyeSegment, eyeControl, eyeExtend, SilentDefense, and SilentDefense Command Center (“Software Products”).

•	Our hardware products include hardware that is sold separately for use with our Software Products and appliances that are embedded with our software (“Hardware Products”).
We offer our solution across license types and increments

•	Our products are sold with a perpetual license or a subscription license.

•
End-customers can purchase in license increments of 100 devices, with hardware sold separately based on end-customer deployment requirements. End-customers can manage their deployments of our products in various options which are capable of scaling and managing deployments of up to 2,000,000 devices under a single console. End-customers can purchase our SilentDefense products in license increments that are on a per sensor basis.

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
Our Services
End-customers typically purchase maintenance and professional services when they purchase one or more of our products. Our support and maintenance contracts typically have a one-year or three-year term, but can be up to five years. We offer a portfolio of professional services and extended support contract options to assist with additional deployment and ongoing advanced technical support.
Maintenance and Support Services
We offer technical maintenance and support for our solution to our end-customers. We provide multiple levels of maintenance and support, including advanced-level support for coverage 24 hours a day, seven days a week on a global basis. Our end-customers receive post-sale support through online portals, email and telephone, managed by a single point of contact.

Professional Services
We offer professional services to end-customers to help them design, plan, deploy, and optimize our solution. We also provide training on solution administration and emerging security best practices. Our certified channel partners also provide professional services for our products.
Our Customers
Since our inception, we have sold to more than 3,700 end-customers in over 90 countries, including 25% of the Global 2000, with nearly 80 million devices under management. We sell into all industries and into organizations of all sizes, including corporations and government agencies. Our end-customers generally purchase from distributors and/or VARs.
Sales and Marketing
Sales
We deploy a direct-touch channel-fulfilled strategy. Our customer acquisition sales cycle is typically nine to 24 months, depending on the industry and size and scope of deployment. Our expansion sales cycle is typically three to 12 months, as our customers buy more licenses to cover the additional devices that enter their network after their initial purchase and as we expand into other parts of their network, generally into their other campus environments or beyond campus and into OT, data center and cloud. We have a direct field sales team and a dedicated team focused on managing relationships with our channel partners and working with our channel partners to support our end-customers. We expect to continue to grow our sales headcount in areas of highest demand for our solution. Generally, our sales representatives become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training, but with increasing productivity as they acquire accounts and as those accounts begin their expansion purchases for additional devices, additional parts of their network and orchestration capabilities. As of December 31, 2019, 38% of our sales representatives have been with us for more than two years, down from 50% as of December 31, 2018.
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
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights, and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We have twelve U.S-issued patents, which expire between July 26, 2028 and December 26, 2037, 28 patent applications pending in the United States, and 21 pending foreign counterpart patent applications in a non-U.S. jurisdiction. We also have 24 issued foreign counterparts of these patents. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Employees
As of December 31, 2019, we had 1,217 employees, including 1,206 full-time employees.
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
Risks Related to the Merger
The announcement and pendency of our agreement to be acquired by Advent could adversely affect our business.
On February 6, 2020, we announced that we had entered into a definitive agreement to be acquired by entities affiliated with Advent. Uncertainty about the effect of the proposed Merger on our end-customers, employees, partners, and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the Merger. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the Merger, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.
The failure to complete the Merger could adversely affect our business.
Consummation of the Merger is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including our need to obtain stockholder approval of the Merger. If any of these conditions are not satisfied or waived, it is possible that the Merger will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the proposed Merger is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of  $55.8 million to Advent. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.
Pursuant to the terms of the Merger Agreement with Advent, we are subject to certain restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed Merger becomes effective or the Merger Agreement terminates. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our end-customers, employees, partners, and other parties may have uncertainties about the effects of the Merger. In connection with the Merger, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived Merger value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the Merger, which may materially and adversely affect our financial condition.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.
In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $55.8 million termination fee that may become payable by us in certain circumstances.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our end-customers, manufacturers and other third-party providers, or otherwise materially harm our operations and financial performance.
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
Our revenue growth rate in recent periods should not be viewed as an indication of our future performance. For the years ended December 31, 2019, 2018, and 2017 our revenue was $336.8 million, $297.7 million, and $224.4 million, respectively, representing year-over-year growth of 13% and 33%, respectively. We may not achieve similar revenue growth rates in future periods. Factors that could impact our ability to increase our revenue include continued retention and sales to existing end-customers, extending the reach of our sales force footprint, and increasing the efficiency by which our sales force engages our end-customers. If we are unable to maintain consistent revenue or revenue growth, our stock price could experience volatility, and our ability to achieve and maintain profitability could be adversely affected.
In addition, beginning in 2019, we embarked on the first phases of a change in our go-to-market strategy by beginning to transition our business model from licensing our products on a perpetual basis toward term-based licensing and software-as-a-service offerings. Over time, we expect that we will transition further to a subscription license model. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected. In particular, we generally recognize perpetual license revenues upfront, while we recognize term-based and software-as-a-service offerings ratably over the term of the agreement. At the beginning of each period, we cannot predict the ratio of orders with revenues that will be recognized upfront and those with revenues that will be recognized ratably that we will enter into during the quarter, which makes it difficult for us to predict the amount of revenue we will be able to recognize in any quarter. Our operating margins, cash flows and other operating results and our business model could also be significantly impacted by shifts over time in the relative percentage of term-based licenses and software-as-a-service offerings and the duration of these types of agreements for our offerings. In addition, the size of our licenses and orders varies greatly. A single, large perpetual license order in a given period could distort our operating results, and a decline in larger orders in any given period could adversely affect our revenues and operating results. The timing and size of large orders are often hard to predict in any particular period.
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
In addition, as a public company, we have incurred, and will continue to incur, significant accounting, legal, and other expenses that we did not incur as a private company. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, the inability to expand our sales force and increase its productivity, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.
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
Failure to complete sales or deliver products at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their quarterly sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If recognition of expected revenue is delayed beyond the end of the quarter for any reason, our revenue for that quarter could fall below our expectations and the estimates of analysts, which could adversely impact our business, results of operations, prospects, and financial condition and cause a decline in the trading price of our common stock. The reasons our expected revenue may be delayed include:

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
We are dependent upon lead generation strategies to generate sales opportunities, such as digital campaigns, sponsored events, tradeshows, webinars, product demonstrations and high-touch account-based marketing programs. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that targeted leads do not become, or we are unable to successfully attract, end-customers, we will not realize the intended benefits of these marketing strategies, and our ability to grow our revenue will be adversely affected. Additionally, our marketing strategies may become increasingly expensive and generating a meaningful return on these strategies may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur.
Our business depends substantially on our ability to retain end-customers and expand our offerings to them. A decline in our end-customer retention or in our ability to expand sales to existing end-customers could harm our future results of operations.
Many organizations seek security solutions that are among the best available in the industry. For us to maintain or improve our results of operations in an industry that is rapidly evolving and places a premium on market leading solutions, it is important that we retain existing end-customers and that our end-customers expand their use of our products and services. An increasing portion of our revenue is derived from additional sales to our end-customers for both the management of additional existing devices on their networks and the influx of new devices that are added to their networks each day. During the year ended December 31, 2019, the majority of our revenue came from existing end-customers, and it is important for us to increase sales into this base. Our end-customers also have no obligation to renew their maintenance and support contracts with us upon the expiration of the initial maintenance and support contract period, which is typically a one-year or three-year term, and even if end-customers do renew, they may not renew with a similar maintenance and support contract period, or they may renew on terms that are less economically beneficial to us.
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
Our results of operations have varied significantly in the past and may vary significantly in the future, from period to period due to a number of factors, many of which are outside of our control, including macroeconomic factors. These factors limit our ability to accurately predict our results of operations and include factors discussed throughout this “Risk Factors” section, including the following:

•	macroeconomic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending available to organizations;

•	the timing, size, and mix of orders from, and shipments to, end-customers, including the timing of large orders, and timing of shipments;

•	fluctuation in demand for our Software Products and Hardware Products;

•	fluctuation in demand for our high-margin and low-margin Hardware Products;

•	fluctuation in demand for our products, maintenance, and professional services;

•	shifts in our mix of perpetual and term-based or software-as-a-service licenses;

•	evolving conditions in the markets in which we compete;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	our ability to continue to acquire new end-customers and increase our market share;

•	our sales cycles, which may lengthen as the complexity of products and competition in our markets increases and in response to macroeconomic conditions;

•	the level of competition in our markets, including the effect of new entrants, price competition, consolidation, and technological innovation;

•	market acceptance of our products, maintenance, and professional services;

•	any disruption in our channel or termination of our relationship with important channel partners;

•	product announcements, introductions, transitions, and enhancements by us or our competitors, which could result in deferrals of end-customer orders;

•	technological changes in our markets;

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	the impact of future acquisitions or divestitures;

•	the cost of potential and existing litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	the need to change our pricing model or make pricing concessions to large end-customers;

•	changes in accounting rules and policies; and

•	the need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period.
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
We derive and expect to continue to generate most of our revenue from our device visibility and control product group and related maintenance and professional services for the foreseeable future. As a result, the market acceptance of this product group is critical to our continued success. Demand for this product group is affected by a number of factors beyond our control, including continued market acceptance of this product group by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market. Our inability to expand our sales of this product group to existing end-customers or increase our sales of this product group to new end-customers would harm our business and results of operations more seriously than if we derived significant revenue from a variety of sources.
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
Because our products are subject to real or perceived defects, our business is subject to risks related to warranty claims, product returns and product liability.
We may incur significant costs in connection with a product recall and any related indemnification obligations, which could materially and adversely affect our results of operations. In addition, many of our products operate on our internally developed operating system, and any error in the operating system may affect those products. Because our products are complex, we have experienced in the past, and may continue to experience in the future, errors or quality problems in connection with new products and enhancements to existing products. We expect that errors or quality problems will be found from time to time in our products after commencement of commercial shipments, which could seriously harm our business.
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
We rely upon subscription revenue, which may decline, and because we recognize revenue on these term contracts over the term of the relevant service period, downturns or upturns in sales of these services are not immediately reflected in full in our results of operations.
Sales of new or renewal term contracts may decline and fluctuate as a result of a number of factors, including our end-customers’ level of satisfaction with our term products, our maintenance and support services, the prices of our term products and services, and reductions in our end-customers’ spending levels. If our sales of new or renewal term contracts decline, our revenue and revenue growth may decline and our business will suffer. While we typically bill for term contracts upfront, we recognize revenue from term contracts ratably over the contractual service period, which is typically either one or three years, but can be up to five years. As a result, much of the subscription revenue from our term contracts that we report each fiscal quarter is the recognition of deferred revenue from term contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed term contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our term contracts is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales of term contracts in any period, as revenue from new and renewal term contracts must be recognized over the applicable term of the contract. Furthermore, any increase in the average term of these contracts would result in revenue for such contracts being recognized over longer periods of time.
The security market is rapidly evolving and difficult to predict within the increasingly challenging cyberthreat landscape. If the security market does not continue to evolve as we anticipate or if our target end-customers do not adopt our solution, our sales will not grow as quickly as anticipated and our stock price could decline.
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
Our products must interoperate with our end-customers’ existing or future infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we are unable to successfully manage and interpret new protocol standards and versions, or if we encounter problematic network configurations or settings, or if end-customer’s traffic is or becomes encrypted, or end-customer’s existing or future vendors threaten to disrupt the service level agreements they have with our shared customers based on a perceived potential disruption to their products are implemented, we may have to modify our software or hardware so that our products will interoperate with our end-customers’ infrastructures and can manage our end-customers’ traffic in the manner intended, which may divert substantial time and resources. If we find defects in the hardware installed with an end-customer, as we have in the past, we will replace the hardware as part of our normal warranty process. If we find errors or bugs in existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products, maintenance, and professional services and our ability to sell products and services could be adversely affected. In addition, government entities and other end-customers may require our products to comply with certain additional security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers or at a competitive disadvantage, which would harm our business, results of operations, prospects, and financial condition.
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

While we expect to increase the size of our patent portfolio, the patent portfolios of our most significant competitors and potential competitors are larger than ours. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve other non-operating entities or other adverse patent owners who have no relevant license revenue and against whom our own patents may therefore provide little or no deterrence or protection. Given the competitive nature of the market in which we operate, there is a risk that we are infringing or otherwise violating third-party intellectual property rights.
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
We also depend on third-party logistics providers to fulfill orders for our products. Our supply chain partners are not committed to the design or manufacture of our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. From time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our end-customers could be delayed, and our business and results of operations could be adversely affected if:

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
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage the supply of our products and product components. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. We accrue for manufacturing cost commitments in excess of our forecasted demand. If we ultimately determine that we have excess supply, we may have to record a reserve for excess manufacturing costs or reduce our prices and write-down inventory, either of which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business.
We are subject to a number of state, federal, and international laws and regulations relating to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. For instance, in order for our solution to detect devices on a network, our solution gathers and tracks IP addresses to monitor each device on our end-customer’s networks. We may have access to IP addresses and personal information from time to time in connection with our maintenance and professional services, as well as in connection with our cloud offerings. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could harm our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union (the “EU”), the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
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
In addition, data protection regulation is an area of increased focus and changing requirements. The EU has adopted the General Data Protection Regulation 2016/679 (the “GDPR”), which took effect on May 25, 2018. The GDPR applies to companies established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR imposes broad and significant data protection obligations, many aspects of which remain uncertain, necessitating substantial time and resources and a review of the technology and systems currently in use against the GDPR’s requirements. The United Kingdom also enacted a Data Protection Act that substantially implements the GDPR. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated following the United Kingdom’s exit from the European Union on January 31, 2020, and a transition period that is scheduled to expire on December 31, 2020. We have made certain modifications to our practices in order to comply with the GDPR, the UK Data Protection Act, and other privacy and data protection requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses.
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
Further, California has enacted the California Consumer Privacy Act (the “CCPA”), which became operative on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new abilities to opt-out of certain sales of their personal information. Several aspects of the CCPA, including aspects addressed under proposed regulations issued by the California Attorney General, remain uncertain at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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

•	compliance with foreign laws, regulations, and other government controls, such as those affecting trade, privacy and data protection, the environment, corporations, and employment;

•	management, staffing, legal, and other costs of operating a distributed enterprise spread over various countries;

•	currency exchange restrictions or costs and fluctuations in foreign exchange rates, which we currently do not hedge against; and

•
natural disasters, restrictions on travel or health risks that may adversely affect our ability to sell our products and services or support our operations or may result in disruption of our supply chain. .

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
In the past, third parties have brought legal actions against us and we may, from time to time, be a party to other lawsuits in the normal course of our business. We have incurred costs to defend those lawsuits and related legal proceedings. It is likely that in the future other parties may bring legal actions against us. Such actions, even if without merit, could harm our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of any lawsuit could adversely affect our business, results of operations, prospects, or financial condition. Any material litigation or arbitration inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require us to incur defense costs for us and for parties to whom we may have indemnification obligations. For example, we indemnify our channel partners in response to requests they receive from our end-

customers to be indemnified for patent or other intellectual property litigation brought by third parties against our end-customers with regard to our end-customers’ use of products or services sold by our channel partners, including our own products. We also may be required to pay material amounts in settlement costs or damages. Furthermore, if the matter relates to infringement of a third party’s intellectual property, we may be required to enter into royalty or licensing agreements or to develop non-infringing technology, and injunctive relief could be entered against us. End-customer concerns with respect to material litigation can result in delayed or lost sales and reputational damage. Any of the foregoing could seriously harm our business and have a material adverse effect on our business, financial condition and results of operations.
Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack, health epidemic, or other catastrophic event.
Our business operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, military or political conflicts, and other events beyond our control, including health epidemics, and our sales opportunities may also be affected by such events. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. In addition, acts of terrorism, other geo-political unrest, travel restrictions, or health epidemics could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. To the extent that such events disrupt our business or the business of our current or prospective end-customers, or adversely impact our reputation, such events could adversely affect our business, results of operations, prospects, and financial condition.
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

Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.
Our gross margin has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our solution and fluctuations in demand for our solution and services;

•	fluctuation in demand mix between our Software Products and Hardware Products;

•	fluctuation in demand mix among the portfolio of products that comprise our Hardware Products;

•	fluctuation in demand for our products, maintenance, and professional services;

•	varying discounting rates among end-customers;

•	our ability to increase sales to and retain existing end-customers and to sell to new end-customers;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	new product innovations and enhancements;

•	increased costs incurred from third-party providers related to our new product innovations and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	geographies in which sales are made; and

•	revenue recognition rules.
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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve or evolve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
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
Recent changes to U.S. tax laws, as well as changes to U.S. tax laws that may be enacted in the future, could materially impact our deferred tax assets and tax liabilities. On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Act”) into law, which significantly changes the taxation of U.S.-based multinational corporations, by, among other things, changes to U.S. federal tax rates and the taxation of foreign earnings. The legislation is unclear in some respects and requires interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation. We will continue to assess the effects of the legislation. The current and future impact of the Tax Act and other changes to U.S. tax laws, and regulations or interpretations thereof, could materially impact our deferred tax assets and tax liabilities, which could adversely affect our business, cash flow, results of operations or financial condition.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
We have federal and state NOLs available. Subject to the following discussion, such NOLs are generally available to be carried forward to offset our future taxable income, if any, until such NOLs are used or expire.
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
The market price and trading volume of our common stock has been and may continue to be highly volatile, and the holders of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The trading price of our common stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control and may not be related to our operating performance, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California in a facility consisting of approximately 95,950 square feet of office space under a lease that expires in 2026. We maintain additional offices throughout the United States and various international locations, including Australia, Canada, China, Germany, Hong Kong, Israel, Japan, the Netherlands, the United Arab Emirates, the United Kingdom, Brazil, and France. We lease all of our facilities and do not own any real property. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate the expansion of our operations if needed.
ITEM 3. LEGAL PROCEEDINGS

The information set forth under the “Litigation” subheading in Note 8, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITITIES

Market Information for Common Stock
Our common stock is traded on The NASDAQ Global Market under the symbol “FSCT”.
Holders of Record
As of December 31, 2019, there were 68 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners of our stock, we are unable to estimate the total number of stockholders.
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
Recent Sales of Unregistered Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
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
The following graph compares the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on October 27, 2017, the date our common stock began trading on the NASDAQ, and its relative performance is tracked through December 31, 2019, the last trading date of our 2019 fiscal year end. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The selected consolidated financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
As described in Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we adopted Accounting Standard Update 2016-02, Leases, Accounting Standard Update 2018-10, Codification Improvements to Topic 842, Leases, and Accounting Standard Update 2018-11, Targeted Improvements (collectively, “Topic 842”) effective January 1, 2019 using the transition method which had a material impact on our opening balances in certain asset and liability accounts as of January 1, 2019. Financial data of prior years were not adjusted as a result of the adoption.
Financial data for the year ended December 31, 2015 has not been adjusted to reflect the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“Topic 606”).
Prior to the first quarter of fiscal 2019, we presented revenue and cost of revenue on our consolidated statements of operations as (i) product and (ii) maintenance and professional services. Under the new presentation of revenue and cost of revenue included in our consolidated statements of operations beginning in the first quarter of fiscal 2019, product has been retitled as license revenue, and maintenance and professional services is now presented as two separate line items on our consolidated statements of operations as (i) subscription and (ii) professional services. The related prior period financial data were adjusted to reflect the new presentation of our revenue and cost of revenue. There is no impact on total revenue and total cost of revenue.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$175,115	$162,667	$125,348	$97,994	$71,264
Subscription	142,777	118,572	86,691	60,374	46,438
Professional services	18,909	16,412	12,365	9,178	8,257
Total revenue	336,801	297,651	224,404	167,546	125,959
Cost of revenue:
License (1)	31,301	27,854	23,841	21,832	16,161
Subscription (1)	21,977	16,215	13,912	9,896	5,317
Professional services (1)	25,900	23,813	20,859	16,675	11,644
Total cost of revenue	79,178	67,882	58,612	48,403	33,122
Total gross profit	257,623	229,769	165,792	119,143	92,837
Operating expenses:
Research and development (1)	82,795	61,713	47,435	31,490	17,772
Sales and marketing (1)	213,046	183,880	144,398	119,071	70,269
General and administrative (1)	63,018	57,721	51,206	30,731	22,874
Total operating expenses	358,859	303,314	243,039	181,292	110,915
Loss from operations	(101,236)	(73,545)	(77,247)	(62,149)	(18,078)
Interest expense	(496)	(913)	(1,223)	(2,577)	(2,745)
Other income (expense), net	1,918	2,567	316	(607)	(488)
Revaluation of warrant liabilities	—	—	(727)	1,104	(5,621)
Loss before income taxes	(99,814)	(71,891)	(78,881)	(64,229)	(26,932)
Income tax provision	18,721	2,945	1,839	1,250	328
Net loss	$(118,535)	$(74,836)	$(80,720)	$(65,479)	$(27,260)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810	—	—
Net loss attributable to common stockholders	$(118,535)	$(74,836)	$(93,530)	$(65,479)	$(27,260)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(2.58)	$(1.83)	$(8.20)	$(11.67)	$(6.61)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	45,957	40,980	11,405	5,609	4,122

_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(In thousands)
Cost of revenue:
License	$346	$253	$103	$30	$16
Subscription	1,851	1,517	1,089	300	82
Professional services	1,730	1,498	1,202	823	309
Research and development	12,303	10,161	6,213	2,311	1,101
Sales and marketing	25,698	24,999	14,451	8,084	2,245
General and administrative	13,522	15,069	19,538	5,286	4,959
Total	$55,450	$53,497	$42,596	$16,834	$8,712

(2)
See Note 12 in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of how we calculate net loss per share, basic and diluted.

	December 31,
	2019	2018	2017	2016	2015

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,030	$66,895	$63,009	$79,665	$126,846
Marketable securities	$29,181	$47,632	$123,384	$—	$—
Working capital, excluding deferred revenue	$137,552	$154,523	$223,927	$98,821	$111,521
Total assets	$416,227	$388,478	$328,718	$194,272	$170,870
Total deferred revenue	$187,598	$171,518	$134,859	$85,290	$83,459
Notes payable - non-current	$—	$8,248	$15,579	$22,824	$—
Warrant liabilities	$—	$—	$—	$4,874	$5,978
Operating lease liabilities - non-current	$32,125	$—	$—	$—	$—
Other liabilities	$23,893	$14,335	$11,807	$12,277	$5,865
Redeemable convertible preferred stock	$—	$—	$—	$283,854	$279,913
Total stockholders’ equity (deficit)	$97,545	$127,721	$115,491	$(258,127)	$(252,802)

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
As described in Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we adopted Accounting Standard Update 2016-02, Leases, Accounting Standard Update 2018-10, Codification Improvements to Topic 842, Leases, and Accounting Standard Update 2018-11, Targeted Improvements (collectively, “Topic 842”) effective January 1, 2019 using the transition method which had a material impact on our opening balances in certain asset and liability accounts as of January 1, 2019. Financial data of prior years were not adjusted as a result of the adoption.
Financial data for the year ended December 31, 2015 has not been adjusted to reflect the adoption of Topic 606.
Prior to the first quarter of fiscal 2019, we presented revenue and cost of revenue on our consolidated statements of operations as (i) product and (ii) maintenance and professional services. Under the new presentation of revenue and cost of revenue included in our consolidated statements of operations beginning in the first quarter of fiscal 2019, product has been retitled as license revenue, and maintenance and professional services is now presented as two separate line items on our consolidated statements of operations as (i) subscription and (ii) professional services. The related prior period financial data were adjusted to reflect the new presentation of our revenue and cost of revenue. There is no impact on total revenue and total cost of revenue.
Overview
We generate revenue from sales of our products and associated maintenance and professional services.
We offer our solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Our products for visibility and control capabilities consist of eyeSight, eyeSegment (introduced on November 6, 2019), eyeControl, and SilentDefense. Our eyeSight, eyeSegment, and eyeControl products provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to OT devices, while our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of our eyeExtend family of products.
We offer our solution across two product types: (i) software products and (ii) hardware products. Our software products include eyeSight, eyeSegment, eyeControl, eyeExtend, SilentDefense, and SilentDefense Command Center (“Software Products”). Our hardware products include hardware that is sold separately for use with our Software Products and appliances that are embedded with our software (“Hardware Products”).
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
Since our inception through December 31, 2019, we have sold to more than 3,700 end-customers in over 90 countries, including 25% of the Global 2000, since our inception. For the years ended December 31, 2019, 2018, and 2017 we sold to 18%, 14%, and 13% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, technology, manufacturing, energy, services, retail, entertainment, and education.
We have experienced rapid growth in recent periods. For the years ended December 31, 2019, 2018, and 2017, our revenue was $336.8 million, $297.7 million, and $224.4 million, respectively, representing year-over-year increase of 13% for 2019 and 33% for 2018.
Proposed Merger

On February 6, 2020, we entered into an Agreement and Plan of Merger with Ferrari Group Holdings, L.P., a Delaware limited partnership, and Ferrari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Advent.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Forescout, with Forescout surviving the Merger and becoming a wholly-owned indirect subsidiary of Parent. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $33.00, without interest.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by our stockholders; (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. The Merger is expected to close in the second fiscal quarter of 2020. Upon consummation of the Merger, our common stock will no longer be listed on any public market.
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
Increasing the Efficiency by which Our Sales Force Engages Our End-Customers
We are focused on increasing the efficiency of our sales force. Over the last few years, we have increased hiring in sales enablement and marketing, enhanced sales training activities, and implemented company-wide standards for product positioning in order to instill a culture of success and discipline in our sales organization. Our sales strategy depends on attracting top talent from security organizations, expanding our sales coverage, increasing our pipeline of business, and enhancing productivity. We focus on productivity per quota-carrying sales representative across different levels within the sales organization, and the time it takes our sales representatives to reach productivity. We manage our pipeline on a quarterly basis by sales representative to ensure sufficient coverage of our bookings targets. Our ability to manage our sales productivity and pipeline are important factors to the success of our business.
We deploy a direct-touch channel-fulfilled strategy. Our customer acquisition sales cycle is typically nine to 24 months, depending on the industry, size and scope of deployment. Our expansion sales cycle is typically shorter, as customers buy more licenses to cover the additional devices that enter their network after their initial purchase and as we expand into other parts of their network - generally into their other campus environments or beyond campus and into OT, data center and cloud. We have a direct field sales team and a dedicated team focused on managing relationships with our channel partners and working with our channel partners to support our end-customers. We expect to continue to grow our sales headcount in areas of highest demand for our solution. Generally, our sales representatives become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in field training, but with increasing productivity as they acquire accounts and as those accounts begin their expansion purchases for additional devices, additional parts of their network, and orchestration capabilities. We focus our sales management efforts on helping our sales representatives increase productivity as they become more seasoned. As of December 31, 2019, 38% of our sales representatives have been with us for more than two years.
Extending the Reach of Our Sales Force Footprint
We have made substantial investments in our sales force in recent periods in order to address the significant opportunity created primarily by the increase in the attack surface within organizations driven by the influx of IoT in the campus and data centers, the digital transformation from data centers to third party hosted cloud providers, and the emergence of the critical need to secure OT networks. We expect to continue to make investments in our sales force to capitalize on the market opportunity for device visibility and control.
Continued Retention and Sales to Existing End-Customers

Reflecting the strategic nature of our visibility, control and orchestration capabilities 84% of our revenue for the year ended December 31, 2019 came from our existing end-customers as they expanded their deployment of our solution within their large heterogeneous networks well beyond their initial deployment phase and associated purchases. The chart below illustrates, most profoundly in the most recent years, the annual value of end-customers, as measured as a calendar-year-class-cohort, as they expand the use of our solutions, beyond their initial deployment. The chart shows revenue generated from our end-customers beginning from fiscal year 2007, the initial year of purchase for the 2007 end-customer cohort, along with the annual revenue derived from those same end-customers in each year through fiscal 2019. Each colored segment represents a new cohort of end-customers beginning in their initial year of purchase.

For context, we have served several of our top 20 end-customers for over 10 years. Our largest end-customer has spent more than $81 million with us life-to-date and our 20th largest end-customer has spent more than $10 million with us life-to-date. We have one end-customer, acquired in 2015 that has spent approximately $45 million with us life-to-date. The number of annual end-customer deals over $1 million and the collective value of those deals continues to increase. For the years ended December 31, 2019, 2018, and 2017, we had 69, 49, and 48 deals valued at over $1 million. We define an annual end-customer deal as the aggregate billings to an end-customer during a calendar year.
We believe the net-recurring revenue retention rate over the trailing 12 month period on our subscription revenue and on the annualized value of our subscription license revenue is an important metric to measure our ability to retain and increase sales to our existing end-customers. We calculate the net-recurring revenue retention rate using the following formula:
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate
A = annualized value of term contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of term contracts not subject to renewal because the scheduled expiration date of the multi-year contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new term contracts from end-customers that have been end-customers for more than one year

D =12 months annualized value of term contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal rate of their support and maintenance contracts and Software Products subscription contracts. Our net-recurring revenue retention rate as of December 31, 2019, 2018, and 2017 were 122%, 117%, and 126%, respectively. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from term contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account perpetual license revenue or professional services revenue. The annualized value of our contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our term contracts is not determined by reference to historical revenue, deferred revenue, or any other U.S. generally accepted accounting principles (“GAAP”) financial measure over any period.
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
We introduced recurring revenue rate as a key metric in the second quarter of 2019 since we believe it is an important metric in understanding the impact of customer buying preferences for the varying Software Products options upon our reported revenue. We calculate the recurring revenue rate as subscription revenue plus the portion of license revenue that is derived from the value allocated to license within our Software Products subscription contracts, collectively, as a percent of total revenue, as measured over the trailing 12 month period. We calculate the recurring revenue rate using the following formula:
X = (A + B)/C
where:
X = recurring revenue rate
A = subscription revenue over the trailing 12 month period
B = value allocated to license revenue within our Software Products subscription contracts over the trailing 12 month period
C = total revenue
Our recurring revenue rate as of December 31, 2019, 2018, and 2017 was 49%, 40%, and 39%, respectively. The numerator does not take into account perpetual license revenue or professional services revenue. The numerator does include the value allocated to license within our Software Products subscription contracts for all contract durations. Those contract durations that are greater than 12 months will raise the recurring revenue rate for the first 12 months of the contract duration and will lower the recurring revenue rate for the balance of the contract duration after the first 12 months relative to the annualized value of such Software Products subscription contracts.
Grow Global End-Customer Base
We have invested significantly, and plan to continue to invest, in our sales organization to drive new end-customer growth. During the year ended December 31, 2019, we added more than 400 new end-customers, of which approximately 80 are identified in the list of Global 2000. We now count six of the top 10 financial services companies, five of the top 10 manufacturing companies,

12 of the 14 civilian cabinets with the US federal government, and numerous large healthcare companies as our customers that are standardizing with us for device visibility and control.
Increasing Deal Size of Sales to Our End-Customers
The value realized from our products has led to increased adoption and larger scale deployments. We define an annual end-customer deal as the aggregate billings to an end-customer during a calendar year. For the year ended December 31, 2019, our average deal size was approximately $192,000, a decrease of 5% from the average annual deal size for the year ended December 31, 2018, reflecting the lower quantity of deals that are over $10 million. We define the average deal size as the aggregate sales to end-customers during a calendar year divided by the number of end-customers purchasing in that year, excluding any end-customer for which the total value of their purchases in that year were less than five thousand dollars and excluding support and maintenance renewals, as we determined that the majority of this population was comprised of transactions not fundamental to our end-customer group and go-to-market strategy.
Key Financial Metrics
Non-GAAP Operating Loss and Free Cash Flow
In addition to our results determined in accordance with GAAP, we monitor the non-GAAP financial metrics described below to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and measure and assess operational efficiencies.
We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense, acquisition-related expenses, and amortization of acquired intangible assets. Acquisition-related expenses include transaction costs such as accounting and legal fees, and other employee retention expenses arising from business acquisitions. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation, a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance and non-recurring and non-operating amortization of acquired intangible assets, and acquisition-related expenses. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.
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
A reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Non-GAAP operating loss:
Loss from operations	$(101,236)	$(73,545)	$(77,247)
Add:
Stock-based compensation expense	55,450	53,497	42,596
Acquisition-related expenses	4,673	3,497	—
Amortization of acquired intangible assets	3,334	463	—
Non-GAAP operating loss	$(37,779)	$(16,088)	$(34,651)
A reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Free cash flow (non-GAAP):
Net cash (used in) provided by operating activities	$(22,524)	$13,489	$(2,735)
Less: purchases of property and equipment	(7,760)	(7,628)	(4,517)
Free cash flow (non-GAAP)	$(30,284)	$5,861	$(7,252)
Net cash provided by (used in) investing activities	$745	$(36,950)	$(127,549)
Net cash provided by financing activities	$24,362	$25,123	$113,764
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

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Revenue:
License	$175,115	$162,667	$125,348
Subscription	142,777	118,572	86,691
Professional services	18,909	16,412	12,365
Total revenue	336,801	297,651	224,404
Cost of revenue:
License (1)	31,301	27,854	23,841
Subscription (1)	21,977	16,215	13,912
Professional services (1)	25,900	23,813	20,859
Total cost of revenue	79,178	67,882	58,612
Total gross profit	257,623	229,769	165,792
Operating expenses:
Research and development (1)	82,795	61,713	47,435
Sales and marketing (1)	213,046	183,880	144,398
General and administrative (1)	63,018	57,721	51,206
Total operating expenses	358,859	303,314	243,039
Loss from operations	(101,236)	(73,545)	(77,247)
Interest expense	(496)	(913)	(1,223)
Other income, net	1,918	2,567	316
Revaluation of warrant liabilities	—	—	(727)
Loss before income taxes	(99,814)	(71,891)	(78,881)
Income tax provision	18,721	2,945	1,839
Net loss	$(118,535)	$(74,836)	$(80,720)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(118,535)	$(74,836)	$(93,530)
_____________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Cost of revenue:
License	$346	$253	$103
Subscription	1,851	1,517	1,089
Professional services	1,730	1,498	1,202
Research and development	12,303	10,161	6,213
Sales and marketing	25,698	24,999	14,451
General and administrative	13,522	15,069	19,538
Total	$55,450	$53,497	$42,596

	Year Ended December 31,
	2019	2018	2017

	(As a percentage of total revenue)
Revenue:
License	52%	55%	56%
Subscription	42	40	39
Professional services	6	5	5
Total revenue	100	100	100
Cost of revenue:
License	9	10	11
Subscription	7	5	6
Professional services	8	8	9
Total cost of revenue	24	23	26
Total gross profit	76	77	74
Operating expenses:
Research and development	25	21	21
Sales and marketing	63	62	64
General and administrative	19	19	23
Total operating expenses	107	102	108
Loss from operations	(31)	(25)	(34)
Interest expense	—	—	(1)
Other income, net	1	1	—
Revaluation of warrant liabilities	—	—	—
Loss before income taxes	(30)	(24)	(35)
Income tax provision	5	1	1
Net loss	(35)%	(25)%	(36)%
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—%	—%	6%
Net loss attributable to common stockholders	(35)%	(25)%	(42)%

Comparison of the Years Ended December 31, 2019, 2018, and 2017
Revenue
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Revenue:
License	$175,115	$162,667	$125,348	$12,448	8%	$37,319	30%
Subscription	142,777	118,572	86,691	24,205	20%	31,881	37%
Professional services	18,909	16,412	12,365	2,497	15%	4,047	33%
Total revenue	$336,801	$297,651	$224,404	$39,150	13%	$73,247	33%
License revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $21.0 million, or 20%, in Software Product revenue, which was partially offset by a decrease of $8.6 million, or 15%, in Hardware Product revenue. The increase in Software Product revenue included a $30.6 million increase in the sale of eyeSight, eyeControl, and SilentDefense, which was partially offset by a $9.6 million decrease in the sale of eyeExtend.
Subscription revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a $15.3 million increase attributed to support and maintenance contracts associated with initial product sales and a $8.9 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in sale of optional installation and training services.
License revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase of $57.6 million, or 117%, in Software Product revenue, which was partially offset by a decrease of $20.3 million, or 27%, in Hardware Product revenue. The increase in Software Product revenue included a $29.7 million increase in the sale of eyeSight, eyeControl and SilentDefense, and a $27.9 million increase in the sale of eyeExtend. The decrease in Hardware Product revenue was primarily due to a $35.2 million decrease in the sale of appliances embedded with our software, which was partially offset by a $14.8 million increase in the sale of hardware sold separately for use with our Software Products.
Subscription revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a $16.1 million increase attributed to support and maintenance contracts associated with initial product sales and a $15.8 million increase attributed to support and maintenance contracts that were renewals.
Professional services revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in sale of optional installation and training services.

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
Cost of subscription revenue consists of personnel costs for our global customer support organization and warranty-related hardware support costs. We expect our cost of subscription revenue to increase in absolute dollars over time as we grow our customer support organization to accommodate our anticipated subscription revenue growth rate. In addition, we also expect the cost of subscription revenue to increase in absolute dollars as costs associated with supporting the infrastructure for our nascent SaaS products increase.
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Cost of revenue:
License	$31,301	$27,854	$23,841	$3,447	12%	$4,013	17%
Subscription	21,977	16,215	13,912	5,762	36%	2,303	17%
Professional services	25,900	23,813	20,859	2,087	9%	2,954	14%
Total cost of revenue	$79,178	$67,882	$58,612	$11,296	17%	$9,270	16%
Cost of license revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $1.9 million in amortization expense associated with acquired developed technology and a $5.1 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by a $3.6 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase in personnel costs related to a 20% increase in headcount in our customer support organization.
Cost of professional services revenue increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to an increase in personnel costs related to a 16% increase in headcount in our professional services organization.
Cost of license revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $11.5 million increase due to higher quantities of hardware sold separately for use with our Software Products, partially offset by an $8.2 million decrease due to lower quantities of appliances sold that are embedded with our software.
Cost of subscription revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in personnel costs related to a 54% increase in headcount in our customer support organization.

Cost of professional services revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to an increase in personnel costs related to a 4% increase in headcount in our professional services organization.
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
Margin on our Software Products was approximately 99% for the years ended December 31, 2019, 2018, and 2017. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately 26% and 24% for the years ended December 31, 2019 and 2018, respectively. We began selling hardware sold separately for use with our Software Products in 2017. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 76%, 80%, and 83%, and the average margin on our low-end appliances was approximately 39%, 53%, and 58% for the years ended December 31, 2019, 2018, and 2017, respectively.
We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.

	Year Ended December 31,						2019 to 2018		2018 to 2017
	2019		2018		2017		Change		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(In thousands)
Gross profit:
License	$143,814	82%	$134,813	83%	$101,507	81%	$9,001	(1)%	$33,306	2%
Subscription	120,800	85%	102,357	86%	72,779	84%	18,443	(1)%	29,578	2%
Professional services	(6,991)	(37)%	(7,401)	(45)%	(8,494)	(69)%	410	8%	1,093	24%
Total gross profit	$257,623	76%	$229,769	77%	$165,792	74%	$27,854	(1)%	$63,977	3%
Gross profit increased for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is consistent with the changes in our revenue and cost of revenue.
Gross margin decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was driven by decreases in margin on our license and subscription revenue, partially offset by an increase in margin on our professional services revenue.
The decrease in margin on our license revenue was primarily driven by a shift in product mix within Hardware Products revenue due to a lower concentration of high-end appliances revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was partially offset by a higher concentration of revenue generated from Software Products. The mix between Software Products revenue and Hardware Products revenue shifted to 73:27 for the year ended December 31, 2019, from 66:34 for the year ended December 31, 2018. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 58:20:22 for the year ended December 31, 2019, from 35:31:34 for the year ended December 31, 2018.

The decrease in margin on our subscription revenue was due to higher personnel costs related to an investment in headcount in our support organization, as compared to our subscription revenue growth.
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
Gross margin increased for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was driven by increases in margin on license revenue, increases in margin on subscription revenue, and increases in margin on professional services margin.
The increase in margin on our license revenue was primarily due to a higher concentration of Software Products revenue compared to Hardware Products revenue, which was principally driven by a shift in product mix towards increased sales of eyeExtend and customers deploying eyeSight and eyeControl in virtual environments that does not require any hardware being provided by the Company. The mix between Software Products revenue and Hardware Products revenue shifted to 66:34 for the year ended December 31, 2018, from 39:61 for the year ended December 31, 2017. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 35:31:34 for the year ended December 31, 2018, from 6:39:55 for the year ended December 31, 2017.
The increase in margin on our subscription revenue was due to growing efficiencies in our customer support organization.
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
Research and development expense consists primarily of personnel costs. Research and development expense also includes consulting expense, amortization of acquired developed technology, and allocated costs including facilities and information technology related costs. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for market development programs, promotional and other marketing costs, travel costs, professional services, amortization of acquired customer relationships, and allocated costs including facilities and information technology related costs. Incremental commissions incurred to acquire customer contracts are deferred and recognized as we recognize the associated revenue or over the estimated customer life. General and administrative expense consists of personnel costs, professional services, and allocated costs including facilities and information technology related costs. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect operating expenses to increase in absolute dollars as we continue to invest in our future products and services; however, we expect our operating expenses to decline as a percentage of total revenue in the long term as we scale the business.

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Operating expenses:
Research and development	$82,795	$61,713	$47,435	$21,082	34%	$14,278	30%
Sales and marketing	213,046	183,880	144,398	29,166	16%	39,482	27%
General and administrative	63,018	57,721	51,206	5,297	9%	6,515	13%
Total operating expenses	$358,859	$303,314	$243,039	$55,545	18%	$60,275	25%
Research and development expense increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to an increase in personnel costs of $14.2 million related to an increase of 26% in headcount, which includes headcount from our recent acquisitions over the last two years and an increase in stock-based compensation costs of $2.0 million. The increase was further driven by an increase in allocated IT and facilities costs of $2.7 million and increase in professional fees of $1.6 million.
Sales and marketing expense increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to an increase in personnel costs of $28.3 million and includes an increase in commissions expense of $5.7 million. The increase was further driven by an increase in other marketing activities costs of $2.2 million, which includes increase in amortization of acquired intangible assets of $1.0 million.
General and administrative expense increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to an increase in personnel cost of $7.3 million related to an increase of 2% in headcount and post combination compensation expense relating to the acquisition of SecurityMatters B.V. (“SecurityMatters” or “Forescout Technologies, B.V.”).
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
Interest Expense
Interest expense consists of interest on our outstanding indebtedness.

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Interest expense	$(496)	$(913)	$(1,223)	$417	(46)%	$310	(25)%
Interest expense decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018 and the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, sublease income, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Other income, net	$1,918	$2,567	$316	$(649)	(25)%	$2,251	712%
Other income, net decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in interest income from marketable securities.
Other income, net increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in interest income from marketable securities.
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Revaluation of warrant liabilities	$—	$—	$(727)	$—	—%	$727	(100)%
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	Change		Change
	Amount	Amount	Amount	Amount	%	Amount	%

	(In thousands)
Provision for income taxes	$18,721	$2,945	$1,839	$15,776	536%	$1,106	60%
Effective tax rate	(18.8)%	(4.1)%	(2.3)%
We recorded an income tax provision for the year ended December 31, 2019 due to foreign income taxes, income tax reserves, and U.S. state minimum taxes. The increase in the provision for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in income tax expense related to the completion of an intra-group transfer of certain intellectual property rights (the “IP”). The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance. The effective tax rate decreased primarily due to an increase in the provision for income taxes associated with the intra-group transfer of the IP.
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
See Note 11 of our Notes to Consolidated Financial Statements, included in Part II Item 8 of this Annual Report on Form 10-K, for details on income tax reserves related to uncertain tax provisions.

Liquidity and Capital Resources
The following data should be read in conjunction with our consolidated statements of cash flows.

	December 31,
	2019	2018

	(In thousands)
Working capital	$25,320	$52,623
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$69,030	$66,895
Marketable securities	29,181	47,632
Total cash, cash equivalents, and marketable securities	$98,211	$114,527
Total notes payable	8,248	15,579
Net cash, cash equivalents, and marketable securities	$89,963	$98,948
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
At December 31, 2019, our cash, cash equivalents, and marketable securities of $98.2 million were held for general corporate purposes, of which approximately $35.1 million was held outside the United States. As discussed further in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $27.3 million during the year ended December 31, 2019, primarily due to a decrease in marketable securities, an increase in current deferred revenue, an increase in current operating lease liabilities, an increase in accrued expenses, an increase in accrued compensation, and a decrease in inventory, partially offset by an increase in accounts receivable, an increase in prepaid expenses and other current assets, an increase in cash and cash equivalents, and a decrease in accounts payable. The following table summarizes our cash flows for the years ended December 31, 2017, 2018, and 2019:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Net cash (used in) provided by operating activities	$(22,524)	$13,489	$(2,735)
Net cash provided by (used in) investing activities	745	(36,950)	(127,549)
Net cash provided by financing activities	24,362	25,123	113,764
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(7)	—
Net change in cash, cash equivalents, and restricted cash for period	$2,579	$1,655	$(16,520)

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
On April 4, 2019, we entered into a Second Amended and Restated Loan and Security Agreement to extend the maturity period of the revolving line of credit by two years to March 31, 2021 and amend the borrowing base and interest of the revolving line of credit.
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
We were in compliance with respect to all financial-related covenants under our loan agreements as of December 31, 2019 and December 31, 2018.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash (used in) provided by operating activities was $(22.5) million, $13.5 million, and $(2.7) million for the years ended December 31, 2019, 2018, and 2017, respectively, representing a change of $(36.0) million and $16.2 million year over year for the year ended December 31, 2019 and 2018, respectively, as compared to the prior year periods. The decrease in generation of cash during the year ended December 31, 2019 was due primarily to lower billings and higher operating expenses as we continue to invest in the long-term growth of our business, partially offset by proceeds from collections. The increase in generation of cash during the year ended December 31, 2018 was due primarily to higher billings and collections, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash provided by investing activities during the year ended December 31, 2019 was $0.7 million, primarily resulting from proceeds from maturities of marketable securities of $82.3 million, partially offset by $63.6 million in purchases of marketable securities, $10.3 million due to acquisition of certain assets of Bullguard Israel Ltd., and capital expenditures to purchase property and equipment of $7.8 million related to the continuing growth of our business.
Cash used in investing activities during the year ended December 31, 2018 was $37.0 million, primarily due to the business acquisition of SecurityMatters, net of cash acquired, of $105.4 million, $54.5 million in purchases of marketable securities, and capital expenditure to purchase property and equipment of $7.6 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $130.6 million.
Cash used in investing activities for the year ended December 31, 2017 was $127.5 million, primarily resulting from an increase of $123.0 million in purchases of marketable securities from our net IPO proceeds received in October 2017. Additionally, there was a $4.5 million increase from capital expenditures to purchase property and equipment.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, partially offset by repayments of notes payable.
Cash provided by financing activities for the year ended December 31, 2019 was $24.4 million, primarily due to proceeds from sale of shares through employee equity incentive plans of $36.4 million, partially offset by $7.5 million in repayment of notes payable and $4.5 million in payments related to shares withheld for taxes on vesting of restricted stock units.
Cash provided by financing activities for the year ended December 31, 2018 was $25.1 million, primarily due to proceeds from sale of shares through employee equity incentive plans of $31.8 million, proceeds from the follow-on offering in March 2018 of $13.8 million, partially offset by $11.4 million in payments related to shares withheld for taxes on vesting of restricted stock units, $7.5 million in repayment of notes payable, and $1.5 million in payments of deferred offering costs.
Cash provided by financing activities for the year ended December 31, 2017 was $113.8 million, primarily due to proceeds of $124.2 million received from our IPO, and proceeds of $1.6 million from the exercise of stock options, offset by $7.5 million in repayment of notes payable, and $4.2 million in payments of deferred offering costs.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years

		(In thousands)
Notes payable	$8,325	$8,325	$—	$—	$—
Operating lease obligations (1)	47,169	8,791	15,353	14,699	8,326
Purchase obligations (2)	4,611	2,385	2,226	—	—
Contract manufacturer commitments (3)	7,019	7,019	—	—	—
Total (4)	$67,124	$26,520	$17,579	$14,699	$8,326

_____________________

(1)	Consists of contractual obligations from our non-cancelable operating leases, including short-term leases.

(2)	Consists primarily of non-cancelable license obligations for software licenses expiring at various dates through March 2022.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board (“FASB”), Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of December 31, 2019, we had approximately $22.0 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We derive our revenue from sales of Software Products, Hardware Products, term contracts, and professional services. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
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
Contract Costs
Incremental contract origination costs relating to term contracts are capitalized and amortized over either the contractual performance period or on a straight-line basis over the average customer life of five years, depending on whether the costs relate to a specific term contract or the customer relationship. We determine our average customer life by taking into consideration our customer contracts, our technology, and other factors.
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
Income Taxes
We estimate our income taxes in each of the jurisdictions in which we operate. Further, we recognize liabilities for uncertain tax positions based on determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. The material uncertain tax position that was recorded since our last Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, related to the intra-group transfer of the IP.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. Dollar. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Israeli Shekel, British Pound, and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2019 and December 31, 2018 would not result in a material loss on our consolidated statements of operations.
With the acquisition of SecurityMatters (now Forescout Technologies, B.V.) on November 7, 2018, we are further exposed to foreign currency exchange risk as the functional currency of Forescout Technologies, B.V. is the Euro. Translation from Euro to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. We re-assessed our functional currency and determined that, as of July 1, 2019, our functional currency for Forescout Technologies, B.V. had changed from the Euro to the U.S. dollar following the transfer of all of the intellectual property from Forescout Technologies, B.V. to the Company effective July 1, 2019. The change in functional currency was accounted for prospectively from July 1, 2019 and financial statements prior to and including the period ended June 30, 2019 were not restated for the change in functional currency.
As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency.
Interest Rate Sensitivity
As of December 31, 2019, we had cash and cash equivalents, and marketable securities of $98.2 million. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the marketable securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents, and marketable securities in a variety of securities, including money market accounts, commercial paper, corporate debt securities, and U.S. government securities. Due to the short duration and conservative nature of our investment portfolio, the effect of an immediate 10% change in interest rates at December 31, 2019 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Forescout Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forescout Technologies, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when control of the distinct performance obligation is transferred. For example, license revenue is recognized at the time of hardware shipment or delivery of software license, and subscription and service revenues are recognized over time as the services are performed.

Auditing the Company’s revenue recognition was challenging, specifically related to the identification and determination of the distinct performance obligations and the timing of revenue recognition. For example, certain arrangements required judgment to determine the distinct performance obligations and the appropriate timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process and controls to determine the distinct performance obligations and the timing of revenue recognition.

Among the procedures we performed to test the determination of the distinct performance obligations and the timing of revenue recognition, we read executed contracts and purchase orders to understand the rights and obligations conveyed in the contractual arrangement, evaluated management’s assessment of the performance obligations and whether they were distinct, and tested the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s accounting conclusions, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company recorded an accrual of $20.8 million related to its uncertain tax position from an intra-group transfer of certain intellectual property rights (the “IP”).

Auditing the tax accrual resulting from the intra-group transfer of IP was complex and highly judgmental due to the significant uncertainty in determining the tax basis fair value of the intellectual property transferred. The fair value estimate was sensitive to the significant judgments and estimates management made based on their interpretation and application of tax laws in the applicable jurisdiction.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure tax accruals related to the determination of the uncertain tax position.

To test the Company’s measurement of the uncertain tax accrual related to the intra-group transfer, we involved our tax professionals to assess the appropriateness of the range of estimates reached based on the interpretation and application of tax laws in the applicable jurisdiction. For example, we compared the Company’s accrual estimate based on the methodology utilized by management to alternative methodologies. We also verified our understanding of the relevant facts by reading the Company’s correspondence documenting the relevant third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws in the applicable jurisdictions to evaluate the appropriateness of the Company’s measurement of the uncertain tax position related to the intra-group transfer.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Jose, California
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forescout Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Forescout Technologies, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forescout Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
February 28, 2020

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$69,030	$66,895
Marketable securities	29,181	47,632
Accounts receivable	84,168	79,255
Inventory	372	1,501
Deferred commissions - current	12,843	12,543
Prepaid expenses and other current assets	17,024	13,353
Total current assets	212,618	221,179
Deferred commissions - non-current	23,036	22,831
Property and equipment, net	23,835	24,349
Operating lease right-of-use assets	29,626	—
Restricted cash - non current	1,555	1,266
Intangible assets, net	19,367	19,002
Goodwill	98,018	92,482
Other assets	8,172	7,369
Total assets	$416,227	$388,478
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,692	$12,118
Accrued compensation	34,007	32,649
Accrued expenses	16,279	14,558
Deferred revenue - current	112,232	101,900
Notes payable - current	8,248	7,331
Operating lease liabilities - current	5,840	—
Total current liabilities	187,298	168,556
Deferred revenue - non-current	75,366	69,618
Notes payable - non-current	—	8,248
Operating lease liabilities - non-current	32,125	—
Other liabilities	23,893	14,335
Total liabilities	318,682	260,757
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; zero shares issued and outstanding at December 31, 2019 and 2018.	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 48,064 and 43,403 shares issued and outstanding at December 31, 2019 and 2018, respectively.	48	43
Additional paid-in capital	727,922	639,237
Accumulated other comprehensive loss	(633)	(302)
Accumulated deficit	(629,792)	(511,257)
Total stockholders’ equity	97,545	127,721
Total liabilities and stockholders' equity	$416,227	$388,478

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
License	$175,115	$162,667	$125,348
Subscription	142,777	118,572	86,691
Professional services	18,909	16,412	12,365
Total revenue	336,801	297,651	224,404
Cost of revenue:
License	31,301	27,854	23,841
Subscription	21,977	16,215	13,912
Professional services	25,900	23,813	20,859
Total cost of revenue	79,178	67,882	58,612
Total gross profit	257,623	229,769	165,792
Operating expenses:
Research and development	82,795	61,713	47,435
Sales and marketing	213,046	183,880	144,398
General and administrative	63,018	57,721	51,206
Total operating expenses	358,859	303,314	243,039
Loss from operations	(101,236)	(73,545)	(77,247)
Interest expense	(496)	(913)	(1,223)
Other income, net	1,918	2,567	316
Revaluation of warrant liabilities	—	—	(727)
Loss before income taxes	(99,814)	(71,891)	(78,881)
Income tax provision	18,721	2,945	1,839
Net loss	$(118,535)	$(74,836)	$(80,720)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(118,535)	$(74,836)	$(93,530)
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(1.83)	$(8.20)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	45,957	40,980	11,405
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(118,535)	$(74,836)	$(80,720)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on marketable securities	121	9	(112)
Foreign currency translation adjustments	(452)	(199)	—
Comprehensive loss	$(118,866)	$(75,026)	$(80,832)
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	18,469	283,854	5,854	6	84,792	—	(342,925)	(258,127)
Cumulative effect of accounting change	—	—		—	—	—	34	34
Unrealized loss on marketable securities	—	—	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	—	—	42,562	—	—	42,562
Issuance of common stock in connection with employee equity incentive plans	—	—	306	—	1,626	—	—	1,626
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	—	—	6,072	6	119,678	—	—	119,684
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	(18,525)	(283,854)	24,845	25	283,829	—	—	283,854
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	4,173	—	—	4,173
Vesting of early exercised stock options	—	—	183	—	1,089	—	—	1,089
Shares issued for common stock warrant exercise	—	—	280	—	—	—	—	—
Shares issued for preferred stock warrant exercise	56	—	—	—	1,428	—	—	1,428
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	582	1	12,809	—	(12,810)	—
Net loss	—	—	—	—	—	—	(80,720)	(80,720)
Balance as of December 31, 2017	—	—	38,122	38	551,986	(112)	(436,421)	115,491
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	—	(190)
Stock-based compensation	—	—	—	—	53,497	—	—	53,497
Issuance of common stock in connection with employee equity incentive plans	—	—	4,616	5	20,342	—	—	20,347
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions and offering costs	—	—	500	—	12,572	—	—	12,572
Vesting of early exercised stock options	—	—	98	—	840	—	—	840
Issuance of common stock upon exercise of common stock warrants	—	—	67	—	—	—	—	—
Net loss	—	—	—	—	—	—	(74,836)	(74,836)
Balance as of December 31, 2018	—	—	43,403	43	639,237	(302)	(511,257)	127,721
Other comprehensive loss, net of tax	—	—	—	—	—	(331)	—	(331)
Stock-based compensation	—	—	—	—	55,055	—	—	55,055
Issuance of common stock in connection with employee equity incentive plans	—	—	4,613	5	33,225	—	—	33,230
Vesting of early exercised stock options	—	—	48	—	405	—	—	405
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(118,535)	(118,535)
Balance as of December 31, 2019	—	$—	48,064	$48	$727,922	$(633)	$(629,792)	$97,545
See Notes to Consolidated Financial Statements

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(118,535)	$(74,836)	$(80,720)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	55,450	53,497	42,596
Depreciation and amortization	11,912	8,003	6,068
Revaluation of warrant liabilities	—	—	727
Other	38	461	(127)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(5,220)	(10,899)	(19,992)
Inventory	1,129	2,168	(2,719)
Deferred commissions	(506)	(2,621)	(7,469)
Prepaid expenses and other current assets	(2,289)	(3,084)	(141)
Other assets	(188)	(3,543)	60
Accounts payable	(1,239)	4,632	1,734
Accrued compensation	1,370	7,057	8,072
Accrued expenses	3,415	2,667	(599)
Deferred revenue	15,939	30,366	49,569
Other liabilities	16,200	(379)	206
Net cash (used in) provided by operating activities	(22,524)	13,489	(2,735)
Cash flows from investing activities
Purchases of property and equipment	(7,760)	(7,628)	(4,517)
Purchases of marketable securities	(63,569)	(54,530)	(123,032)
Proceeds from maturities of marketable securities	82,345	130,633	—
Business acquisition, net of cash acquired	(10,271)	(105,425)	—
Net cash provided by (used in) investing activities	745	(36,950)	(127,549)
Cash flows from financing activities
Repayments of notes payable	(7,500)	(7,500)	(7,500)
Payment of accrued success fees	—	—	(350)
Proceeds from sales of shares through employee equity incentive plans	36,380	31,790	1,626
Payment related to shares withheld for taxes on vesting of restricted stock units	(4,538)	(11,443)	—
Payments of deferred offering costs	—	(1,542)	(4,245)
Proceeds from public offering, net of underwriting discounts and commissions	—	13,818	124,233
Others	20	—	—
Net cash provided by financing activities	24,362	25,123	113,764
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(7)	—

FORESCOUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Net change in cash, cash equivalents, and restricted cash for period	2,579	1,655	(16,520)
Cash, cash equivalents, and restricted cash at beginning of period	69,012	67,357	83,877
Cash, cash equivalents, and restricted cash at end of period	$71,591	$69,012	$67,357
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,286	$1,447	$1,634
Cash paid for interest	$384	$628	$819
Noncash disclosure of investing and financing activities:
Change in liability for early exercise of stock options, net of vested portion	$405	$840	$1,089
Conversion of preferred stock warrants to common stock warrants in connection with initial public offering	$—	$—	$4,173
Cashless exercise of preferred stock warrants	$—	$—	$1,428
Leased assets obtained in exchange for new operating lease liabilities	$15,159	$—	$—

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$69,030	$66,895	$63,009
Restricted cash included in prepaid expenses and other current assets	$1,006	851	202
Restricted cash - non-current	$1,555	1,266	4,146
Total cash, cash equivalents, and restricted cash	$71,591	$69,012	$67,357
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
The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. The Company’s products for visibility and control capabilities consist of eyeSight, eyeSegment, eyeControl, and SilentDefense. eyeSight, eyeSegment, and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to operational technology (“OT”) devices, while SilentDefense provides for visibility and control capabilities deeper within the OT portion of the network. The Company’s products for orchestration capabilities are comprised of its portfolio of eyeExtend family of products.
The Company offers its solution across two product types: (i) software products and (ii) hardware products. The Company’s software products include eyeSight, eyeSegment, eyeControl, eyeExtend, SilentDefense, and SilentDefense Command Center (“Software Products”). The Company’s hardware products include hardware that is sold separately for use with the Company’s Software Products and appliances that are embedded with the Company’s software (“Hardware Products”).
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation. In prior years, the Company presented revenue and cost of revenue on the consolidated statements of operations as (i) product and (ii) maintenance and professional services. Under the current presentation of revenue and cost of revenue included in the consolidated statements of operations, product has been retitled as license revenue, and maintenance and professional services is now presented as two separate line items on the consolidated statements of operations as (i) subscription and (ii) professional services. The related prior period financial data were adjusted to reflect the new presentation of the Company’s revenue and cost of revenue. There is no impact on total revenue and total cost of revenue.
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
Accounts receivable are primarily derived from the Company’s customers, including distributors and resellers representing various geographical locations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, and, if necessary, an allowance for doubtful accounts is maintained for estimated potential credit losses. As of December 31, 2019 and 2018, two customers represented 17% and 17% of total accounts receivable, and four customers represented 17%, 15%, 11%, and 11% of total accounts receivable, respectively. For the year ended December 31, 2019, three customers represented 22%, 18%, and 12% of the Company’s total revenue. For the year ended December 31, 2018, three customers represented 22%, 18%, and 13% of the Company’s total revenue. For the year ended December 31, 2017, three customers represented 31%, 22%, and 16% of the Company’s total revenue.

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
Marketable Securities
The Company’s marketable securities consist primarily of commercial paper, corporate debt securities, and U.S. government agency securities. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of other income, net on the consolidated statements of operations. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive loss.
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
Marketable securities are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of the marketable securities on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. As of December 31, 2019, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.
Restricted Cash

As of December 31, 2019 and 2018, the Company had restricted cash of $1.0 million and $0.9 million recorded as prepaid expenses and other current assets, respectively, and $1.6 million and $1.3 million recorded as non-current restricted cash, respectively. Restricted cash primarily consists of letters of credit issued as security deposits required for facility leases.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company assesses its trade accounts receivable for doubtful accounts based on the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, to determine whether a specific allowance is appropriate. Accounts receivable that are deemed uncollectible are charged against the allowance for doubtful accounts. Based on management’s assessment of its trade accounts receivable, the Company did not record an allowance for doubtful accounts as of December 31, 2019 and 2018.
Inventory
Inventory primarily consists of finished goods hardware appliances and production materials. Inventory is stated at the lower of cost or net realizable value determined using the specific identification method. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. There were no material inventory write-downs for the years ended December 31, 2019, 2018, and 2017.
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
Leases
Refer to Note 6 for a detailed discussion of accounting policies related to leases, including right-of-use (“ROU”) assets, lease liabilities, and lease expense.
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
Prior to the IPO, the fair value of restricted stock units (“RSUs”) was determined on the date of grant using the Company’s estimated fair value of the underlying common stock. Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the NASDAQ Global Select Market.
Beginning January 1, 2017 with the adoption of Accounting Standards Update (“ASU”) No. 2016-09, the Company elected to recognize forfeitures as they occur, and no longer estimates a forfeiture rate when calculating the stock-based compensation for equity awards.
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

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”), followed by ASU No. 2018-10 (Topic 842), Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11 (Topic 842), Targeted Improvements (“ASU 2018-11”) in July 2018 (collectively, “Topic 842”). The Company adopted Topic 842 effective January 1, 2019 using the transition method. See Note 6 for the details of any impact on the adoption.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. The effect on its consolidated financial statements and related disclosures is not expected to be material.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes that eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for annual and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the timing and impact of the adoption of this standard on its consolidated financial statements.
Note 2. Revenue, Deferred Revenue and Deferred Commissions
Revenue Recognition
The Company derives its revenue from sale of Software Products, Hardware Products, term contracts, and professional services. All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers. The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities and across two product types: (i) software products, and (ii) hardware products.
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
Subscription Revenue
Subscription revenue is derived from support and maintenance contracts, the value allocated to support and maintenance within Software Products subscription contracts, and software as a service (“SaaS”) offering contracts. Customers do not have the right to take possession of the cloud-based software. Subscription contracts have terms that are generally either one or three years, but can be up to five years. Subscription revenue is recognized ratably over the term of the contract and any unearned subscription revenue is included in deferred revenue.
Professional Services Revenue
Professional services revenue is derived primarily from customer fees for optional installation of the Company’s products or training. Generally, the Company recognizes revenue for professional services as the services are rendered.
Contract Costs
The Company capitalizes contract origination costs that are incremental and recoverable costs of obtaining a contract with a customer. The Company expects that sales commissions and associated payroll taxes and third-party referral fees related to customer contracts are both incremental and recoverable. The contract origination costs are capitalized and amortized to sales and marketing expense when the related performance obligations are met. Incremental contract origination costs relating to products are expensed as the related products are delivered. Incremental contract origination costs relating to term contracts are capitalized and amortized over either the contractual performance period or on a straight-line basis over the average customer life of five years, depending on whether the costs relate to a specific term contract or the customer relationship. The Company determines its average customer life by taking into consideration its customer contracts, technology, and other factors. Capitalized costs are periodically reviewed for impairment.
Capitalized contract costs were $36.0 million and $35.9 million as of December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018, and 2017, amortization expense for the contract costs was $14.4 million, $14.9 million, and $11.4 million, respectively. There were no impairment losses in relation to the costs capitalized for the years ended December 31, 2019, 2018, and 2017.

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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Contract Liabilities
Balance as of December 31, 2017	135,867
Additions	327,650
Assumed in a business combination	6,297
Gross revenue recognized	(297,783)
Balance as of December 31, 2018	172,031
Additions	353,601
Gross revenue recognized	(336,725)
Balance as of December 31, 2019	$188,907

During the years ended December 31, 2019 and 2018, the Company recognized revenue of $101.9 million and $80.0 million that was included in the contract liabilities balance as of December 31, 2018 and 2017, respectively.
Contract modifications entered into during the year ended December 31, 2019 and 2018 did not have a significant impact on the Company’s contract assets or contract liabilities.
Performance Obligations
The majority of the contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue, certain customer deposits, and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $188.9 million as of December 31, 2019, of which the Company expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
License
Software products
Perpetual license	$104,521	$106,978	$49,405
Term license	23,459	—	—
Hardware products	47,135	55,689	75,943
Subscription
SaaS	22	—	—
Support and maintenance	142,755	118,572	86,691
Professional services	18,909	16,412	12,365
Total revenue	$336,801	$297,651	$224,404

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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets and liabilities according to the fair value hierarchy (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents:
Cash	$62,188	$—	$—	$46,017	$—	$—
Money market accounts	6,842	—	—	20,878	—	—
Total cash and cash equivalents	69,030	—	—	66,895	—	—
Marketable securities:
Commercial paper	—	1,998	—	—	3,991	—
Corporate debt securities	—	24,168	—	—	35,640	—
U.S. government securities	—	3,015	—	—	8,001	—
Total marketable securities	—	29,181	—	—	47,632	—
Restricted cash (current and non-current)	2,561	—	—	2,117	—	—
Total financial assets	$71,591	$29,181	$—	$69,012	$47,632	$—

Note 4. Marketable Securities
The following table summarizes the unrealized gains and losses, and fair value of the Company’s marketable securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$1,998	$—	$—	$1,998	$3,991	$—	$—	$3,991
Corporate debt securities	24,122	46	—	24,168	35,730	—	(90)	35,640
U.S. government securities	3,012	3	—	3,015	8,012	—	(11)	8,001
Total marketable securities	$29,132	$49	$—	$29,181	$47,733	$—	$(101)	$47,632

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2019 and 2018, by the contractual maturity date (in thousands):

	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$29,132	$29,181	$47,733	$47,632
Total	$29,132	$29,181	$47,733	$47,632

The Company had no marketable securities in unrealized loss position and no other-than-temporary impairments for marketable securities as of December 31, 2019. The Company had 13 marketable securities in unrealized loss positions as of December 31, 2018. For individual marketable securities that were in an unrealized loss position as of December 31, 2018, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized loss position are presented in the following tables (in thousands):

	December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,020	$(3)	$31,620	$(87)	$35,640	$(90)
U.S. government securities	—	—	8,001	(11)	8,001	(11)
Total	$4,020	$(3)	$39,621	$(98)	$43,641	$(101)

Unrealized losses related to these marketable securities are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity. As a result, there are no other-than-temporary impairments for these marketable securities at December 31, 2018.
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$19,883	$19,832
Computer, equipment and software	16,712	14,591
Furniture and fixtures	4,586	4,361
Demonstration units	3,805	3,262
Total property and equipment	44,986	42,046
Less: accumulated depreciation	(21,151)	(17,697)
Total property and equipment, net	$23,835	$24,349

Depreciation expense related to property and equipment for the years ended December 31, 2019, 2018, and 2017 was approximately $8.6 million, $7.5 million and $6.1 million, respectively.
Note 6. Leases
Effective January 1, 2019, the Company adopted Topic 842 using the transition method to apply the new lease standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption had a material impact on the total assets and total liabilities reported on the Company’s consolidated balance sheets resulting in an increase in long-term assets and total liabilities of approximately $20.3 million as of January 1, 2019.
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
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. For leases that commenced prior to January 1, 2019, the Company uses the incremental borrowing rate as of January 1, 2019 to determine the present value of future payments on those leases. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
During the year ended December 31, 2019, the Company recognized operating lease cost of $9.4 million, which included short-term leases and variable lease costs that were immaterial.
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Years Ending December 31,	Operating Leases
2020	$8,280
2021	7,773
2022	7,455
2023	7,384
2024	7,315
Thereafter	8,326
Total lease payments	$46,533
Less: Imputed interest	8,568
Present value of lease liabilities	$37,965

Lease Term and Discount Rate	December 31, 2019
Operating leases
Weighted-average remaining lease term	6 years
Weighted-average discount rate	7.1%

Other information (in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,565
Leased assets obtained in exchange for new operating lease liabilities	$15,159

Supplemental Information for Comparative Periods
As of December 31, 2018, prior to the adoption of Topic 842, future minimum lease payments by fiscal year under non-cancelable leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2019	$5,551
2020	4,188
2021	4,307
2022	4,435
2023	4,461
2024 and thereafter	11,933
Total	$34,875

Rent expense was approximately $6.4 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.
Note 7. Acquisitions, Goodwill, and Intangible Assets
Bullguard Israel Ltd.
On October 2, 2019, the Company entered into a definitive Asset Purchase Agreement to acquire certain assets from Bullguard Israel Ltd., an IoT security company, for a total purchase price of $10.3 million in cash (the “Bullguard Acquisition”). The Bullguard Acquisition has been accounted for as a business combination and is intended to support and accelerate the Company’s development of cloud-delivered products as part of its end-to-end device visibility and control platform. The purchase price was allocated as follows (in thousands):

Amount
Intangible assets - Developed technology	$3,790
Goodwill	6,481
Total purchase price allocation	$10,271

The weighted average useful life of the developed technology acquired was four years. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. Acquisition transaction costs recognized in general and administrative expense in the Company’s consolidated statements of operations during the year ended December 31, 2019 were immaterial.
SecurityMatters B.V.
On November 7, 2018, the Company acquired 100% of the equity interests of SecurityMatters B.V. (“SecurityMatters” or “Forescout Technologies, B.V.”), a privately-held entity that develops cybersecurity solutions for the operational technology market, through a share purchase agreement (the “Purchase Agreement”) in exchange for cash consideration (the “Acquisition”). This Acquisition has been accounted for as a business combination and is intended to enhance the Company’s market-leading solutions with deeper visibility into the operational technology network stack.
The total consideration transferred as part of the closing of the Acquisition for all of the vested and outstanding equity interests of SecurityMatters consisted of cash payments (adjusted for customary closing adjustments) of $109.3 million (the “Purchase Consideration”). There were no other components of Purchase Consideration other than cash payments.
Also, as part of the Purchase Agreement, the Company agreed to pay cash on the closing date of the Acquisition of $6.2 million to be held by a third-party escrow agent and to be released to a continuing employee of SecurityMatters (the “Holdback Amounts”). At closing, such Holdback Amounts were recorded as prepaid expenses and other current assets for the current portion and other assets for the non-current portion, and released or will be released at future dates following the one and two-year anniversaries of the Acquisition in exchange for future employee services to the Company (assuming the employee provides the required service). In addition, as part of the Purchase Agreement, the Company agreed to pay cash on future dates of $1.2 million to continuing employees of SecurityMatters in exchange for such employees’ equity awards that were unvested as of the closing of the Acquisition. Such cash payments were paid on future dates that are consistent with the original SecurityMatters equity awards’ vesting terms (assuming the employees provide employee services to the Company through such future dates). Such amounts were not included as Purchase Consideration, but instead will be recognized as post-combination compensation expense over the period the employees provide the required services.
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
The Purchase Consideration of $109.3 million was allocated as follows (in thousands):

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
Effective July 1, 2019, all of the intellectual property from Forescout Technologies, B.V. was transferred to the Company.
Goodwill and Acquired Intangible Assets
There was no goodwill related to acquisitions as of December 31, 2017 and in prior periods. The changes in the carrying amount of goodwill are as follows (in thousands):

Amount
Balance as of December 31, 2017	$—
Goodwill acquired	92,648
Foreign currency translation adjustments	(166)
Balance as of December 31, 2018	92,482
Goodwill acquired	6,481
Goodwill adjustments	(565)
Foreign currency translation adjustments	(380)
Balance as of December 31, 2019	$98,018

Intangible assets subject to amortization realized from acquisitions are as follows (in thousands):

	December 31, 2019				December 31, 2018
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net	Cost	Accumulated Amortization	Foreign Currency Translation Adjustments	Net
Developed technology	$17,090	$(2,392)	$(85)	$14,613	$13,300	$(280)	$(24)	$12,996
Customer relationships	6,200	(1,405)	(41)	4,754	6,200	(183)	(11)	6,006
	$23,290	$(3,797)	$(126)	$19,367	$19,500	$(463)	$(35)	$19,002

Amortization expense of intangible assets for the years ended December 31, 2019 and 2018 was $3.3 million and $0.5 million, respectively, which was recognized in the consolidated statements of operations, within product cost of revenue, research and development expenses, and sales and marketing expenses. There was no amortization expense of intangible assets during the year ended December 31, 2017.
The expected future annual amortization expense of intangible assets as of December 31, 2019 is presented below (in thousands):

Year Ending December 31,	Amount
2020	$4,057
2021	4,057
2022	4,057
2023	3,667
2024 and thereafter	3,529
Total	$19,367

Note 8. Commitments and Contingencies
Contract Manufacturer Commitments
As of December 31, 2019, the Company had contract manufacturer commitments of $7.0 million to purchase components and products from the Company’s third-party contract manufacturer. The contract manufacturer commitments result from the Company’s contractual obligation to order or build inventory in advance of anticipated sales.
Purchase Obligations
As of December 31, 2019, the Company had purchase obligations of $4.6 million primarily related to non-cancelable license obligations for software licenses.
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
On January 2, 2020, a complaint was filed in the United States District Court, Northern District of California, by Christopher L. Sayce, individually, and on behalf of all others similarly situated, against the Company and two of its executive officers, for violations of the federal securities laws following the Company’s pre-earnings release announcement on October 10, 2019. The complaint, which purports to be brought on behalf of a class of purchasers of the Company’s securities during the period from February 7, 2019 through October 9, 2019, seeks to recover damages for such violations and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The claim does not state a value for potential damages. Based on the Company’s preliminary review, the Company believes the claim to be without merit and plans to vigorously defend itself to the maximum extent allowed by the law.

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
Note 9. Debt Agreements
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
On April 4, 2019, the Company signed a Second Amended and Restated Loan and Security Agreement to extend the maturity period of the revolving line of credit by two years to March 31, 2021 and amend the borrowing base and interest of the revolving line of credit.
The amortization expense related to the total discount of the Company’s debt for the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.3 million, and $0.3 million, respectively.
As of December 31, 2019 and 2018, there was no outstanding balance under the revolving line of credit. The following table presents the carrying value of the Company’s notes payable (in thousands):

	December 31,
	2019	2018
Principal amount of notes payable	$8,325	$15,825
Unamortized debt discount	(77)	(246)
Net carrying amount of notes payable	8,248	15,579
Less current portion	(8,248)	(7,331)
Non-current portion of notes payable	$—	$8,248

The Amended and Restated 2009 Loan and Security Agreement and the Second Amended and Restated Loan and Security Agreement provide certain financial-related covenants, among others, relating to delivery of audited financial statements to the lenders. The Company was in compliance with respect to all financial-related covenants under its loan agreements as of December 31, 2019 and 2018.
As of December 31, 2019, the future principal payments on the Company’s notes payable was $8.3 million, all of which is due in the year ending December 31, 2020.
Note 10. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Upon the closing of the IPO in October 2017, all shares of the Company's then-outstanding redeemable convertible preferred stock automatically converted into 25,370,616 shares of common stock, including 582,254 additional shares issuable upon conversion of our Series G redeemable convertible preferred stock based on the initial public offering price of $22.00 per share. As of December 31, 2019 and 2018, there were no shares of redeemable convertible preferred stock issued and outstanding.

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
Common Stock Warrants
No common stock warrants were exercised during the year ended December 31, 2019. During the year ended December 31, 2018, 83,163 common stock warrants were exercised. In lieu of payment of the aggregate warrant price, the warrant holders elected a "cashless exercise", whereby a portion of the shares equal to the aggregate warrant price were withheld. The average fair market value per share at the time exercise was $33.36, which resulted in 66,661 shares being issued by the Company for the warrants exercised during the year ended December 31, 2018. As of December 31, 2019, 74 common stock warrants remained outstanding and exercisable.
Common Stock
As of December 31, 2019 and 2018, 4.1 million shares and 3.9 million shares of our common stock were reserved for future grants under the 2017 Plan, respectively.
As of December 31, 2019, common stock reserved, on an as-if converted basis for issuance are as follows (in thousands):

December 31, 2019
Reserved for future issuance under equity award plans	4,107
Common stock options outstanding	3,066
Restricted stock units outstanding	6,391
Total common stock reserved for issuance	13,564

Stock Option and Incentive Plan
The 2000 Stock Option and Incentive Plan (the “2000 Plan”) allows for the issuance of stock options and RSUs to employees, non-employees and directors. The Plan provides for incentive stock options to be granted to employees at an exercise price at least equal to 100% of the fair value at the grant date as determined by the Company’s Board of Directors. If a stock-based award is issued to an executive officer that owns more than 10% of the Company’s outstanding common stock, the exercise price will be 110% of the fair market value. The Plan also provides for non-qualified stock options to be issued to employees, non-employees and directors. Options granted generally have a maximum term of 10 years from grant date, allow for early exercise unless otherwise designated by the Board of Directors at the time of grant. Stock options and RSUs generally vest over a four-year period.
In October 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock units, performance shares, and performance awards. A total of 3,800,000 shares of the Company’s common stock are reserved for future issuance pursuant to the 2017 Plan. In addition, shares subject to outstanding awards granted under the 2000 Plan, that are canceled, expire, or otherwise terminate without having been exercised in full and shares previously issued under the 2000 Plan that are forfeited to the Company, tendered to or withheld by the Company for the payment of an award’s exercise price or for tax withholding, or repurchased by the Company, may be added to the 2017 Plan (provided that the maximum number of shares that may be added to the Company’s 2017 Plan pursuant to the provision in this sentence is 12,500,000 shares). The number of shares available for future issuance under the Company’s 2017 Plan also includes automatic annual increases on the first day of the Company’s fiscal year beginning with 2018, equal to the lesser of: 3,800,000 shares; 5% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year; or such lower number of shares as determined by the administrator of the 2017 Plan.

Prior to the IPO, options granted allowed for early exercise unless otherwise designated by the Board of Directors at the time of grant. The Company had no early exercise liability as at December 31, 2019. The Company had an early exercise liability of approximately $0.4 million as at December 31, 2018. Including early exercises, the Company has 48,063,761 and 43,450,819 shares of legally outstanding common stock as at December 31, 2019 and 2018, respectively.
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
During the year ended December 31, 2019, 379,306 shares of common stock were purchased under the ESPP at a weighted-average exercise price of $24.23 per share, resulting in cash proceeds of $9.2 million. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of December 31, 2019, total unrecognized compensation cost related to the ESPP was $1.3 million, which will be amortized over a period of 0.4 years.
As of December 31, 2019, 848,345 shares of our common stock were reserved for future sales under the 2017 ESPP Plan.
Stock Option Activity
The following table summarizes option activity under the Plan and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	9,314	$10.63	7.2	$198,012
Granted	44	$30.81
Exercised	(2,979)	$8.13
Forfeited	(366)	$16.59
Balance—December 31, 2018	6,013	$11.65	6.4	$86,624
Exercised	(2,744)	$10.41
Forfeited	(203)	$18.01
Balance—December 31, 2019	3,066	$12.33	5.6	$62,759
Options vested and exercisable—December 31, 2019	2,790	$11.55	5.4	$59,282

No stock option awards were granted for the year ended December 31, 2019. The weighted-average fair value per share for all options granted was $14.95, and $9.79 for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of employee options exercised was $72.3 million, $71.9 million, and $4.4 million for the years ended December 31, 2019,

2018, and 2017, respectively. The aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of the outstanding options.
As of December 31, 2019, total unrecognized compensation cost related to unvested options was $2.5 million, net of estimated forfeitures, which was expected to be amortized over a weighted-average period of approximately 1.1 years.
Restricted Stock Units (“RSUs”) and Performance Based Stock Units (“PSUs”)
The following table summarizes RSU and PSU activity under the Plan and related information (in thousands, except per share and contractual life amounts):

	RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4,216	$20.57	1.7	$134,448
Granted	3,354	$30.94
Released	(1,607)	$14.78
Forfeited	(254)	$26.80
Balance—December 31, 2018	5,709	$28.01	1.8	$148,389
Granted	3,145	$34.86
Released	(1,609)	$26.77
Forfeited	(854)	$30.45
Balance—December 31, 2019	6,391	$31.37	1.7	$209,621

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
During the year ended December 31, 2019, the Company entered into a Separation and Release Agreement with a former employee in which the Company agreed to grant future RSUs amounting to $3.0 million in exchange for consulting service during a two-year period. The Company will issue the grant upon acceptance of the deliverables at the end of each year of the consulting period. The Company accrued the stock-based compensation expense arising from this transaction over the requisite service period with a credit to accrued expenses. The accrued expenses will be reclassified to additional paid in capital upon the issuance of the grant. For the year ended December 31, 2019, the stock-based compensation expense related to this transaction was included in sales and marketing expense in the accompanying consolidated statements of operations and was immaterial.
On June 5, 2019, the Company granted a number of PSUs with a grant date fair value of $2.1 million to one of the members of the board of directors of the Company as part of a consulting agreement. Refer to Note 15 for detailed discussion of the agreement.
The aggregate fair value, as of the respective vesting dates, of RSUs and PSUs vested during the years ended December 31, 2019 and 2018 was $58.9 million and $51.2 million, respectively. There were no RSUs and PSUs vested during the year ended December 31, 2017.
As of December 31, 2019, total unrecognized compensation cost related to unvested RSUs and PSUs was $155.4 million, which was expected to be amortized over a weighted-average period of approximately 2.7 years.

Stock-Based Compensation
Stock-based compensation expense for both employees and non-employees included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue:
License	$346	$253	$103
Subscription	1,851	1,517	1,089
Professional services	1,730	1,498	1,202
Research and development	12,303	10,161	6,213
Sales and marketing	25,698	24,999	14,451
General and administrative	13,522	15,069	19,538
Total	$55,450	$53,497	$42,596

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
Determining the Fair Value of Stock Options
The fair value of stock option awards granted to employees and ESPP purchase rights are estimated using the Black-Scholes option-pricing model. The key assumptions within the model are described as follows:
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
The assumptions used to determine the grant date fair value of employee stock options and ESPP purchase rights for the periods presented are as follows:

	Year Ended December 31,
	2019	2018	2017
Employee Stock Options
Fair value of common stock	$—	$29.92 – $30.97	$16.73 – $31.16
Risk-free interest rate	—%	2.4% – 2.8%	1.9% – 2.2%
Expected term (in years)	0	6.1	6.0 – 6.1
Volatility	—%	48%	46% – 49%
Dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Fair value of common stock	$33.69 – $35.03	$24.65 – $31.00	$25.12
Risk-free interest rate	1.6% – 2.4%	2.14% – 2.52%	1.4%
Expected term (in years)	0.5	0.5	0.5
Volatility	35% – 40%	30% – 43%	30%
Dividend yield	—%	—%	—%

Note 11. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(108,234)	$(85,252)	$(82,292)
Foreign	8,420	13,361	3,411
Total	$(99,814)	$(71,891)	$(78,881)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$14	$1	$17
State	93	56	50
Foreign	23,857	3,263	1,788
Total current	23,964	3,320	1,855

Deferred
Foreign	(5,243)	(375)	(16)
Total deferred	$(5,243)	$(375)	$(16)

Total	$18,721	$2,945	$1,839

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax effects of net operating loss and credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating losses	$91,529	$59,803
Research/other credits	3,898	2,913
Non-deductible and accrued expenses	2,780	4,756
Deferred revenue	16,576	14,040
Property and equipment	430	506
Stock-based compensation	10,363	10,323
Lease liability	6,560	—
Other	705	1,024
Gross deferred tax assets	132,841	93,365
Valuation allowance	(112,882)	(83,376)
Net deferred tax assets	19,959	9,989

Deferred tax liabilities:
Acquired intangible assets	(3,807)	(4,117)
Right of use asset	(4,738)	—
Deferred commission	(8,684)	(8,691)
Others	(27)	(116)
Net deferred tax liabilities	(17,256)	(12,924)

Total	$2,703	$(2,935)

 Reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(20,972)	$(15,097)	$(30,385)
State, net of federal benefit	92	61	60
Meals and entertainment disallowance	835	799	365
Stock-based compensation	(7,852)	(6,215)	4,097
Non-deductible warrant expenses	—	—	272
Tax Reform federal rate change	—	—	36,460
Impact of intangible property transfer	20,551	—	—
Change in valuation allowance	25,874	23,929	(10,512)
Other	193	(532)	1,482
Total	$18,721	$2,945	$1,839

A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. The valuation allowance increased by $29.5 million and $29.1 million for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $378.6 million, which begin to expire in 2021 if not utilized. The Company also has California net operating loss carryforwards of approximately $36.6 million, which begin to expire in 2028 if not utilized. The Company also has other state net operating loss carryforwards of approximately $168.1 million, which begin to expire in 2020 if not utilized. The Company has federal, California, and Texas research and development credit carryforwards of $2.4 million, $1.5 million, and $0.3 million respectively. The federal research and development credits will begin to expire in 2035, if not utilized. California research and development credits can be carried forward indefinitely.
Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards before utilization.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2019, there was no income tax expense accrual related to undistributed earnings from its foreign subsidiaries as they are considered indefinitely reinvested. The Company has not determined the unrecognized deferred tax liability associated with un-remitted foreign earnings because it is not practicable to do so.
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
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$1,267	$1,727	$1,050
Additions for tax positions taken in prior years	64	104	248
Additions for tax positions taken in current year	20,816	195	845
Reductions for tax positions taken in prior years	—	(759)	—
Settlements with taxing authorities	—	—	(416)
Statute of limitation expirations	(104)	—	—
Unrecognized tax benefits at the end of the period	$22,043	$1,267	$1,727

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any significant accrued interest and penalties related to uncertain tax positions.
For the year ended December 31, 2019, the Company recorded an accrual for uncertain tax position of $20.8 million related to the completion of an intra-group transfer of certain intellectual property rights from the Netherlands to the United States.
The Company is subject to federal income tax as well as income tax in multiple state and foreign jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination for United States federal tax returns, and fiscal year 2016 remains subject to examination for Israel. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements. We expect the amount of unrecognized tax benefits to be reduced within the next 12 months by at least $0.9 million as a result of settlement with tax authorities.
On April 22, 2018, the Supreme Court of Israel ruled to uphold a decision for stock based compensation to be included within Israeli entities’ transfer pricing reimbursement arrangements. As a result, the Company changed its tax return filing position for fiscal year 2018 and the uncertain tax position associated with this liability decreased by approximately $0.4 million, there was a corresponding increase to current income tax payable included in accrued expenses.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $21.3 million, $1.1 million, and $1.4 million for the years ended December 31, 2019, 2018, and 2017.
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(118,535)	$(74,836)	$(80,720)
Deemed dividend on the conversion of Series G redeemable convertible preferred stock	—	—	12,810
Net loss attributable to common stockholders	$(118,535)	$(74,836)	$(93,530)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	45,957	40,980	11,405
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(1.83)	$(8.20)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because their inclusion would reduce the net loss per share (in thousands).

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	3,066	6,013	9,314
Unvested early exercised common shares	—	47	146
Unvested restricted stock units	6,391	5,709	4,216
Shares estimated under ESPP	196	233	221
Warrants to purchase common stock	—	—	83

Note 13. Employee Benefit Plans
Israeli labor laws and agreements require the Company’s Israeli subsidiary to make severance payments to retired or dismissed Israeli employees, as well as to employees leaving employment under certain other circumstances. The Company’s severance obligations to employees are measured based upon length of service and latest monthly salary amount. The Company has recorded a non-current liability of $3.0 million and $2.5 million as of December 31, 2019 and 2018, respectively, for the estimated amount of accrued severance benefits in other liabilities in the accompanying consolidated balance sheet. The current portion of the liability was immaterial as of December 31, 2019 and 2018. The deposits are held with a severance pay fund in order to fund the obligation, which totaled $2.4 million and $2.0 million as of December 31, 2019 and 2018, respectively, and are recorded as a non-current asset in other assets in the accompanying consolidated balance sheets. The current portion of the deposit was immaterial as of December 31, 2019 and 2018.
A 401(k) tax-deferred savings plan (the “401(k) Plan”) was established that covers substantially all of the Company’s U.S. employees. The 401(k) plan permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company provided for a match of 50% of the first 6% of an eligible employee’s compensation contributed, up to a maximum matching dollar amount of $2,000 for a year. Matching contributions under the 401(k) Plan are 100% vested when made. Pre-tax 401(k) and post-tax Roth 401(k) contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions are not taxable to the employees until distributed from the 401(k) Plan, and post-tax contributions are not exempt from taxes at the time of contribution but the earnings accumulated are tax-free and are not taxable upon distribution. All contributions are deductible by the Company when made. The Company’s contributions to the 401(k) Plan were $1.4 million, $1.3 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

Revenue by geographic area is attributed based on the billing address of the customer and is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Americas
United States	$236,878	$215,322	$165,140
Other Americas	11,267	6,883	6,122
Total Americas	248,145	222,205	171,262
Europe, Middle East, and Africa (“EMEA”)	54,228	52,214	36,664
Asia Pacific and Japan (“APJ”)	34,428	23,232	16,478
Total revenue	$336,801	$297,651	$224,404

Long-lived assets, net by geographic area are attributed based on legal entity structure and are as follows (in thousands):

	December 31,
	2019	2018
Long-lived assets, net:
United States	$18,598	$18,570
Israel	4,370	5,057
Other	867	722
Total long-lived assets, net	$23,835	$24,349

Note 15. Related Party Transactions
Consulting agreement with Night Dragon II, LLC
On June 5, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Night Dragon II, LLC (“Night Dragon”). One of the members of the board of directors (“the Board”) of the Company is a principal and the chief executive officer of Night Dragon and will personally provide services to the Company under the Consulting Agreement.
Pursuant to the Consulting Agreement, Night Dragon will provide consulting and business development services to the Company, including customer engagement, speaking activities, competitive and market analysis, business development assistance and expertise, and other services as described in the Consulting Agreement. In consideration for the consulting and business development services to the Company, the Board granted the director a number of PSUs with a grant date fair value of $2.1 million. The PSUs will vest on the achievement of certain milestones detailed in the Consulting Agreement, in each case, so long as the Consulting Agreement remains in effect. The term of the Consulting Agreement commenced on June 5, 2019 and will continue for two years or until terminated in accordance with its terms.
For the year ended December 31, 2019, the stock-based compensation expense related to the Consulting Agreement was included in general and administrative expense and was immaterial. The balance of approximately $1.4 million will be recorded over the remaining period.
Related party sale
In the third quarter of fiscal 2019, the Company entered into an arrangement with a company affiliated with a member of the Company’s Board of Directors for the sale of the Company’s products and services. Specifically, for the year ended December 31, 2019, the Company recorded license revenue of $1.4 million and subscription revenue of $0.1 million relating to this contract. As of December 31, 2019, the related amounts receivable and deferred revenue were immaterial and $0.6 million, respectively.

Note 16. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(In thousands, except per share amounts)
Revenue:
License	$48,401	$50,203	$38,831	$37,680	$47,482	$51,082	$34,323	$29,780
Subscription	37,586	36,570	34,822	33,799	32,888	30,339	28,986	26,359
Professional services	5,344	4,849	4,627	4,089	4,362	4,207	4,285	3,558
Total revenue	91,331	91,622	78,280	75,568	84,732	85,628	67,594	59,697
Cost of revenue:
License (1)	8,180	9,892	5,622	7,607	6,852	8,947	4,919	7,136
Subscription (1)	5,795	5,376	5,599	5,207	4,613	4,069	3,732	3,801
Professional services (1)	7,050	6,429	6,235	6,186	6,021	6,181	6,062	5,549
Total cost of revenue	21,025	21,697	17,456	19,000	17,486	19,197	14,713	16,486
Total gross profit	70,306	69,925	60,824	56,568	67,246	66,431	52,881	43,211
Operating expenses:
Research and development (1)	24,302	20,556	19,440	18,497	17,161	15,062	14,803	14,687
Sales and marketing (1)	49,915	51,035	56,173	55,923	50,464	46,098	45,039	42,279
General and administrative (1)	15,649	15,318	15,838	16,213	16,849	13,880	13,260	13,732
Total operating expenses	89,866	86,909	91,451	90,633	84,474	75,040	73,102	70,698
Loss from operations	(19,560)	(16,984)	(30,627)	(34,065)	(17,228)	(8,609)	(20,221)	(27,487)
Interest expense	(105)	(156)	(142)	(93)	(237)	(208)	(225)	(243)
Other income, net	422	374	505	617	527	865	513	662
Loss before income taxes	(19,243)	(16,766)	(30,264)	(33,541)	(16,938)	(7,952)	(19,933)	(27,068)
Income tax provision	767	16,747	496	711	1,010	334	473	1,128
Net loss	$(20,010)	$(33,513)	$(30,760)	$(34,252)	$(17,948)	$(8,286)	$(20,406)	$(28,196)
Net loss per share, basic and diluted	$(0.42)	$(0.72)	$(0.68)	$(0.78)	$(0.42)	$(0.20)	$(0.50)	$(0.74)
Weighted-average shares used to compute net loss per share, basic and diluted	47,511	46,584	45,494	44,196	43,016	42,064	40,457	38,313

_____________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(In thousands)
Cost of revenue:
License	$99	$75	$89	$83	$79	$67	$54	$53
Subscription	484	454	470	443	418	349	371	379
Professional services	493	415	421	401	386	366	352	394
Research and development	3,494	3,040	2,691	3,078	2,688	2,613	2,513	2,347
Sales and marketing	5,684	6,330	7,198	6,486	6,804	6,165	5,850	6,180
General and administrative	3,481	3,508	3,196	3,337	3,578	3,458	3,796	4,237
Total	$13,735	$13,822	$14,065	$13,828	$13,953	$13,018	$12,936	$13,590

Note 17. Subsequent Event
On February 6, 2020, the Company entered into an Agreement and Plan of Merger with Ferrari Group Holdings, L.P., a Delaware limited partnership, and Ferrari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Advent.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $33.00, without interest.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by the Company’s stockholders; (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. The Merger is expected to close in the second fiscal quarter of 2020. Upon consummation of the Merger, the Company’s common stock will no longer be listed on any public market.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 2013 framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report that is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

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

3.	Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38253	3.1	December 8, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	8-K	001-38253	3.1	November 25, 2019
4.1*	Specimen common stock certificate of the Registrant.	S-1/A	333-220767	4.1	October 16, 2017
4.2*	Special Stockholder Voting Agreement and Irrevocably Proxy by and among the Registrant, certain stockholders listed therein and Michael DeCesare, dated September 13, 2017.	S-1	333-220767	4.2	October 2, 2017
4.3	Description of Capital Stock.					X
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-220767	10.1	October 2, 2017
10.2*+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220767	10.3	October 16, 2017
10.3*+	2017 Employee Stock Purchase Plan.	S-1/A	333-220767	10.4	October 16, 2017
10.4*+	2000 Stock Option and Incentive Plan, as amended, and form of agreements thereunder.	S-1	333-220767	10.5	October 2, 2017
10.5*	Lease Agreement, by and between the Registrant and CF Tasman SV LLC, dated as of October 16, 2015.	S-1	333-220767	10.6	October 2, 2017
10.6+*	Amended and Restated Employment Agreement between the Registrant and Michael DeCesare, dated May 18, 2016, as amended.	S-1	333-220767	10.14	October 2, 2017
10.7+*	Employment Agreement between the Registrant and Antonio Pedro Abreu, dated March 17, 2017.	S-1	333-220767	10.15	October 2, 2017
10.8+*	Employment Agreement between the Registrant and Christopher Harms, dated March 17, 2017.	S-1	333-220767	10.16	October 2, 2017
10.9+*	Employment Agreement between the Registrant and Darren J. Milliken, dated July 8, 2017.	S-1	333-220767	10.17	October 2, 2017
10.10*	Amended and Restated Investors’ Rights Agreement, dated November 25, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-220767	10.18	October 2, 2017
10.11+*	Summary of 2017 Bonus Plan.	10-K	001-38253	10.18	February 22, 2018
10.12+*	Outside Director Compensation Policy.	10-Q	001-38253	10.1	May 9, 2019
10.13+*	Executive Bonus Compensation Plan.	S-1/A	333-220767	10.22	October 16, 2017
10.14*	Master Integration Agreement between the Registrant and Arrow Intelligent Systems Group operating under Arrow Electronics, Inc., dated November 3, 2017.	10-K	001-38253	10.21	February 22, 2018
10.15*+	Summary of 2018 Bonus Plan.	10-K	001-38253	10.15	March 1, 2019

10.16	Share Purchase Agreement between the Registrant and Securitymatters Holding B.V., Emerald Cleantech Fund III LP, Emerald Industrial Innovation Fund LP, KPN Ventures B.V., Phoenix Contact Venture Funds I GmbH, Robert Bosch Venture Capital GmbH, Mr. Alessandro Foti, Mr. Cliff Gregory, Bolzonsoft B.V., Etalle B.V. and Zambon B.V., dated November 6, 2018.	10-K	001-38253	10.16	March 1, 2019
10.17*	Second Amended and Restated Loan and Security Agreement by and among the Registrant, Silicon Valley Bank, and Forescout Government Solutions, LLC, effective March 31, 2019.	10-Q	001-38253	10.2	May 9, 2019
10.18*+	Consulting Agreement by and between the Registrant and Night Dragon II, LLC dated as of June 5, 2019.	8-K	001-38253	10.1	June 7, 2019
10.19*+	Form of 2017 Equity Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement.	10-Q	001-38253	10.1	August 7, 2019
10.20*+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Pedro Abreu, dated May 24, 2019.	10-Q	001-38253	10.2	August 7, 2019
10.21+	Amendment Two to Forescout Technologies, Inc. Employment Agreement between Registrant and Pedro Abreu, dated January 1, 2020.					X
10.22+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Christopher Harms, dated January 1, 2020.					X
10.23+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Darren Milliken, dated January 1, 2020.					X
10.24+	Summary of 2019 Bonus Plan.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Previously filed.
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

+	Indicates a management or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

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

Signature	Title	Date
/s/ Michael DeCesare	Chief Executive Officer, President & Director (Principal Executive Officer)	February 28, 2020
MICHAEL DECESARE
/s/ Christopher Harms	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	February 28, 2020
CHRISTOPHER HARMS
/s/ Theresia Gouw	Chair of the Board of Directors	February 28, 2020
THERESIA GOUW
/s/ David G. DeWalt	Director	February 28, 2020
DAVID G. DEWALT
/s/ Elizabeth Hackenson	Director	February 28, 2020
ELIZABETH HACKENSON
/s/ Enrique Salem	Director	February 28, 2020
ENRIQUE SALEM
/s/ James Beer	Director	February 28, 2020
JAMES BEER
/s/ Kathy McElligott	Director	February 28, 2020
KATHY MCELLIGOTT
/s/ Mark Jensen	Director	February 28, 2020
MARK JENSEN
/s/ Yehezkel Yeshurun	Co-Founder and Director	February 28, 2020
YEHEZKEL YESHURUN