Form 10-K/A
period 2019-12-31
FORESCOUT TECHNOLOGIES, INC
filed 2020-04-29
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K/A
———————————————
(Amendment No. 1)
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
(408) 213-3191
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FSCT	The NASDAQ Stock Market LLC
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

As of April 27, 2020, 49,256,933 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORESCOUT TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A is filed with respect to Forescout Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. This Amendment updates Part III (Items 10-14) to contain certain information required but not previously included therein.
In addition to the changes to Part III to provide the omitted information, we are including new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and these new certifications are filed as exhibits to this Amendment under Item 15 of Part IV hereof. No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.
Forescout expected to hold its 2020 Annual Meeting of Stockholders (“2020 Annual Meeting”) in late May 2020; however, Forescout expects the proposed acquisition of Forescout by entities affiliated with Advent International Corporation (the “Proposed Acquisition”) to close in the second quarter of 2020 and, as such, our Board of Directors has decided not to hold the 2020 Annual Meeting at this time. In the event Forescout decides to hold the 2020 Annual Meeting, Forescout will issue a press release, with sufficient notice to stockholders, announcing: (i) the date, time and location of the planned 2020 Annual Meeting, and (ii) the new deadline for receipt of stockholder proposals to be submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in Forescout’s proxy materials for the planned 2020 Annual Meeting.
This Amendment makes no changes to the Form 10-K except for those to Part III and the filing of related certifications. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.
Unless indicated otherwise, throughout this Amendment, references to “we,” “us,” “our,” “Company,” or “Forescout” mean Forescout Technologies, Inc. and its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Composition of the Board of Directors
We manage our business affairs under the direction of our board of directors which is currently composed of nine members. Seven of our directors are independent within the meaning of the listing standards of The NASDAQ Stock Market, LLC (“NASDAQ”). Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class of directors whose terms are then expiring.
Each director’s term continues until the election and qualification of such director’s successor, or such director’s earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.
The names, ages, and certain other information as of March 31, 2020 for each director are set forth below.

Director	Class	Age	Position	Director Since	Current Term Expires
James Beer(2)	III	59	Director	2016	2020
Michael DeCesare	III	54	Director	2015	2020
David G. DeWalt	III	55	Director	2015	2020
Theresia Gouw(1)(3)	I	52	Chair	2001	2021
Yehezkel Yeshurun(1)(3)	I	70	Director	2000	2021
Enrique Salem(3)	I	54	Director	2013	2021
Mark Jensen(2)	II	69	Director	2013	2022
Elizabeth Hackenson(2)	II	60	Director	2019	2022
Kathy McElligott(1)	II	64	Director	2019	2022

(1)	Member of our nominating and corporate governance committee.

(2)	Member of our audit committee.

(3)	Member of our compensation committee.
James Beer has served as a member of our board of directors since August 2016. In February 2018, Mr. Beer joined Atlassian Corporation Plc. (“Atlassian”), a software company based in San Francisco, as its Chief Financial Officer. Before joining Atlassian, Mr. Beer has served as Executive Vice President and Chief Financial Officer of McKesson Corporation, a healthcare company distributing pharmaceuticals and medical supplies and providing health information technology tools, from October 2013 to December 2017. From February 2006 to October 2013, Mr. Beer served as Executive Vice President and Chief Financial Officer of Symantec Corporation (“Symantec”), a provider of information security, storage and systems management solutions. Mr. Beer currently serves on the board of directors of Alaska Air Group, Inc., the airline holding company of Alaska Airlines and Virgin America. Mr. Beer holds a B.S. in Aeronautical Engineering from Imperial College, London University and an M.B.A. from Harvard Business School.
Mr. Beer was selected to serve on our board of directors because of his extensive experience in operations, strategy, accounting, financial management, and investor relations at both publicly- and privately-held technology companies.
Michael DeCesare has served as our President and Chief Executive Officer and as a member of our board of directors since March 2015. Prior to joining Forescout, Mr. DeCesare served in a variety of executive roles at Intel Security, previously McAfee Security, a computer security software company and wholly-owned subsidiary of Intel Corporation, from October 2007 to February 2015, including as President and as Executive Vice President, Worldwide Sales and Operations. Prior to joining Intel Security, Mr. DeCesare served as Senior Vice President of Worldwide Field Operations for Documentum, an enterprise content management company, from January 2001 to September 2007, during which time the company was acquired by EMC Corporation, a cloud computing, data storage, IT security, and big data company. Following the acquisition in December 2003, Mr. DeCesare served as Senior Vice President of EMC Software, a division of EMC Corporation, that included

Documentum. Prior to joining Documentum, Mr. DeCesare served as Vice President of Field Sales at Oracle, a cloud application and platform services company, from February 1989 to June 2000. Mr. DeCesare holds a B.A. in Communications from Villanova University.
Mr. DeCesare was selected to serve on our board of directors because of the operational perspective he brings as our President and Chief Executive Officer and his extensive experience leading and growing technology companies.
David G. DeWalt has served as a member of our board of directors since June 2015 and as a Vice-Chair of our board of directors from June 2015 until May 2019. Since 2016, Mr. DeWalt has served asa founder of NightDragon Security, an investment and advisory firm for cybersecurity companies. Mr. DeWalt also serves as the Managing Director of AllegisCyber, a venture capital firm, since 2017. From June 2016 to January 2017, Mr. DeWalt served as Executive Chairman of FireEye, Inc. (“FireEye”), a global network cybersecurity company. Mr. DeWalt also served on the board of directors of FireEye from May 2012 to November 2012 and as its Chief Executive Officer and Chairman of the Board from November 2012 to June 2016. Prior to joining FireEye, Mr. DeWalt served as President, Chief Executive Officer, and Director of McAfee from April 2007 until February 2011 when McAfee was acquired by Intel Corporation (“Intel”). Mr. DeWalt served as President of McAfee, a wholly owned subsidiary of Intel, from February 2011 to August 2011. From December 2003 to March 2007, Mr. DeWalt held various positions at EMC Corporation, including Executive Vice President, EMC Software Group and President of EMC’s Documentum and Legato Software divisions. Prior to joining EMC Corporation, Mr. DeWalt served as President and Chief Executive Officer of Documentum, Inc. from July 2001 to December 2003, Executive Vice President and Chief Operating Officer of Documentum from October 2000 to July 2001 and Executive Vice President and General Manager, eBusiness Unit, of Documentum from August 1999 to October 2000. In addition to FireEye, Mr. DeWalt has served on the board of directors of Delta Air Lines, Inc. since November 2011 and the board of directors of Five9, Inc. since April 2012. Mr. DeWalt served on the board of directors of Polycom, Inc. from November 2005 to May 2013 and as its Chairman of the Board from May 2010 to May 2013 and served on the board of directors of Jive Software, Inc. from February 2011 to April 2013. Mr. DeWalt holds a Ph.D. in Computer and Information Sciences and a B.S. in Computer Science from the University of Delaware.
Mr. DeWalt was selected to serve on our board of directors because of his extensive senior management expertise in the network security industry.
Theresia Gouw has served as a member of our board of directors since July 2001 and as the Chair of our board of directors since May 2019. Ms. Gouw has been a Managing Partner at Acrew Capital, an early stage venture capital firm, since June 2019. Since February 2014, Ms. Gouw has served as a co-founder and Managing Partner of Aspect Ventures, L.P., a venture capital firm. From February 1999 to February 2014, Ms. Gouw served in various senior roles at Accel Partners, a venture capital firm, most recently serving as a Managing Partner. She previously served on the board of directors of Trulia, Inc., an online real estate site, from 2005 to February 2015, and Imperva Inc., a cybersecurity company, from May 2002 to May 2016. Ms. Gouw holds a Sc.B. in Engineering from Brown University and an M.B.A. from Stanford University Graduate School of Business.
Ms. Gouw was selected to serve on our board of directors because of her experience in the venture capital industry and as a director of both publicly- and privately-held technology companies.
Yehezkel “Hezy” Yeshurun co-founded our company and has served as our Chair from April 2000 until May 2019 and a member of our board of directors since April 2000 and as our Executive Chairman from September 2001 to July 2003. Since 1988, Mr. Yeshurun has taught computer science at Tel Aviv University, where he currently serves as Professor Emeritus of Computer Science. He has co-founded several other technology companies, including TapGuard Technologies Ltd., a technology company acquired by Elron Software Inc. in 1997, and Top Image Systems Ltd., a publicly traded intelligent document processing solutions company for which Mr. Yeshurun served as a director from 1996 to 2001. Mr. Yeshurun holds a B.Sc, an M.S., and a Ph.D. in Applied Mathematics from Tel Aviv University and completed a post-doctorate in Computational Neuroscience at New York University.
Mr. Yeshurun was selected to serve on our board of directors because of the perspective and experience he brings as one of our founders and his extensive knowledge of the technology industry.
Enrique Salem has served as a member of our board of directors since September 2013. Since July 2014, Mr. Salem has served as a Managing Director of Bain Capital Ventures LLC, a venture capital division of Bain Capital, LP. Mr. Salem served as President, Chief Executive Officer and a director of Symantec from April 2009 until July 2012. Prior to that, Mr. Salem served as Chief Operating Officer of Symantec from January 2008 to April 2009, group President, Worldwide Sales and Marketing from April 2007 to January 2008, group President, Consumer Products from May 2006 to April 2007, Senior Vice President, Consumer Products and Solutions from February 2006 to May 2006, Senior Vice President, Security Products and Solutions from January 2006 to February 2006, and Senior Vice President, Network and Gateway Security Solutions from June 2004 to February 2006. Prior to Symantec, from April 2002 to June 2004, Mr. Salem served as President and Chief Executive Officer of Brightmail, Inc., an email filtering company, prior to its acquisition by Symantec in 2004. Mr. Salem also held senior leadership roles at Oblix Inc., Ask Jeeves Inc., Peter Norton Computing, Inc. and Security Pacific Merchant Bank. In March 2011, he was appointed to President Barack Obama’s Management Advisory Board. Mr. Salem has served on the board of directors of FireEye since February 2013, including as Chairman of FireEye’s board of directors since March 2017, and Atlassian Corporation Plc, since August 2013. Mr. Salem previously served on the board of directors of Automatic Data Processing, Inc. from January 2010 to November 2013 and the board of directors of Symantec from April 2009 to July 2012. He received the Estrella Award from the Hispanic IT Executive Council in 2010 and was named Entrepreneur of the Year in 2004 by Ernst & Young. Mr. Salem holds an A.B. in Computer Science from Dartmouth College.
Mr. Salem was selected to serve on our board of directors because of his extensive leadership experience, including oversight of global operations, as well as a strong background in information technology, data security, compliance and systems management.

Mark Jensen has served as a member of our board of directors since May 2013. From October 2001 to June 2012, Mr. Jensen served as U.S. Managing Partner of the Venture Capital Services Group and U.S. Managing Partner of the Technology, Media and Telecommunications Industry Group for Audit and Enterprise Risk Services at Deloitte & Touche LLP, a professional services firm. Mr. Jensen currently serves on the board of directors of Lattice Semiconductor Corporation, a manufacturer of high-performance programmable logic devices. He previously served on the board of directors and as the chair of the Audit Committee of Control4 Corporation, a smart home automation systems company from 2014 until August 2019, of Unwired Planet, Inc., an intellectual property and technology licensing company now known as Great Elm Capital Group, Inc. from October 2012 to November 2015. Mr. Jensen has a B.S. in Accounting from Metropolitan State College of Denver and a B.Ed. in Education from Colorado State University.
Mr. Jensen was selected to serve on our board of directors because of his extensive accounting and financial expertise and his experience with technology companies and as a director of public and privately held companies.
Elizabeth Hackenson has served on our board of directors since May 2019. Since 2017, Ms. Hackenson has served as Chief Information Officer at Schneider Electric USA, Inc., a company specializing in electrical equipment. Prior to that, she was a Partner at Fortium Partners, LP, a company that provides technology leadership services. Previously, from 2008 until 2017, Ms. Hackenson served as Senior Vice President, Global Business Services, Technology and Services and Chief Information Officer at the AES Corporation. She currently serves as a director to Red Five Security, a company specializing in advising corporations on how to maintain their security, and was previously a director for DPL, Inc. Ms. Hackenson holds an associate degree in Applied Sciences from the State University of New York Farmingdale.
Ms. Hackenson was selected to serve on our board of directors because of her extensive technology leadership experience and her experience with public and privately held companies.
Kathy McElligott has served on our board of directors since May 2019. Ms. McElligott was Executive Vice President, Chief Information Officer and Chief Technology Officer of McKesson Corporation (“McKesson”), a healthcare services and information technology company based in Las Colinas, Texas and the largest pharmaceutical distributor in North America until January 2020. She joined McKesson in July 2015, after serving as Chief Information Officer and Vice President - Information Technology at Emerson Electric Co. from February 2010 to July 2015, and Group Chief Information Officer, Industrial Automation and Vice President for Emerson Power Transmission from October 2000 to January 2010. Prior to joining Emerson, Ms. McElligott spent twenty-two years with General Electric Company in multiple information systems leadership and managerial roles. Ms. McElligott currently serves on the board for ArcBest Corporation, a holding company of businesses providing integrated logistics solutions, and is a former board president of Connections to Success, a St. Louis-based non-profit organization. She holds a bachelor’s degree from Kent State University and a master’s degree from Xavier University.
Ms. McElligott was selected to serve on our board of directors because of her extensive experience in information technology, leadership experience and her experience with public and privately held companies.
Director Independence
Our common stock is listed on the NASDAQ Global Market. Under the rules of NASDAQ, independent directors must comprise a majority of a listed company’s board of directors within a specified period of time after the completion of such company’s initial public offering. In addition, the rules of NASDAQ require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of the company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has undertaken a review of the independence of each director who serves as a member of our board of directors and considered whether such director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors has determined that Mses. Gouw, Hackenson, and McElligott, and Messrs. Yeshurun, Beer, Jensen and Salem are “independent directors” as defined under the applicable rules and regulations of the SEC, and the listing standards of NASDAQ.
Board Oversight of Risk
Risk is inherent with every business and we face risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.
Our board of directors believes that open communication between management and our board of directors is essential for effective risk management and oversight. Our board of directors meets with our chief executive officer and other members of the senior management team at regularly scheduled meetings of our board of directors, where, among other topics, they discuss strategy and risks facing our company, as well as such other items they deem appropriate.
While our board of directors is ultimately responsible for risk oversight, our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk. The committees of our board of directors consider risks within their respective areas of oversight responsibility, and the respective committee chairs advise the board of directors of any significant risks and management's response via periodic committee reports to the full board of directors. In particular, the audit committee focuses on risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The compensation committee considers risks relating to our compensation programs and policies, and the nominating and corporate governance committee considers risks relating to our board organization, membership and structure, and corporate governance. Our board of directors reviews strategic and operational risk in the context of reports from the management team, including data privacy and cybersecurity, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.
Board of Directors Leadership
Ms. Gouw currently serves as the Chair of our board of directors. The general policy outlined in our Corporate Governance Guidelines is that the Chair of the board of directors and the Chief Executive Officer positions may, but need not be, served by the same person. Currently, the Chair of the board of directors and the Chief Executive Officer positions are served by separate individuals. Our board of directors believes that the current board leadership structure provides effective independent oversight of management while allowing our board of directors and management to benefit from Ms. Gouw’s years of experience in the venture capital industry and as a director of both publicly and privately held technology companies.
Board of Directors Meetings and Committees
During our 2019 fiscal year, our board of directors held eight meetings (including regularly scheduled and special meetings), each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.
Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend.
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee
Our audit committee is composed of Ms. Hackenson and Messrs. Jensen and Beer, each of whom is a non-employee member of our board of directors. Mr. Jensen is the chair of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of NASDAQ and the SEC, including Rule 10A-3. Our board of directors has also determined that Mr. Jensen qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of NASDAQ. Our audit committee is responsible for, among other things:

•	overseeing the integrity of our financial statements and our accounting and financial reporting processes and our financial statement audits;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the independence and qualifications of our registered public accounting firm, or independent auditor;

•	overseeing the performance of our independent auditor;

•	overseeing our disclosure controls and procedures, internal control over financial reporting, and compliance with ethical standards adopted by us;

•	reviewing and approving related person transactions;

•	reviewing and assessing the adequacy of the audit committee’s charter and submitting any changes to our board of directors for approval;

•	performing an evaluation of the performance of the audit committee;

•	meeting with management to review our annual and quarterly financial statements and related disclosures;

•	recommending to the board of directors whether financial statements should be included in our annual report on Form 10-K;

•	overseeing, reviewing and periodically updating our code of business conduct and ethics and our system to monitor compliance with and enforce this code; and

•	preparing the audit committee report that the SEC requires in our annual Proxy Statement.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of NASDAQ. A copy of the charter of our audit committee is available on our website at http://www.investors.forescout.com. Our audit committee held ten meetings in 2019.
Compensation Committee
Our compensation committee is composed of Ms. Gouw and Messrs. Yeshurun and Salem, each of whom is a non-employee member of our board of directors. Mr. Salem is the chair of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the rules of the listing standards of NASDAQ and the rules of the SEC, including Rule 10C-1, and is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act. Our compensation committee is responsible for, among other things:

•	reviewing and assessing the adequacy of the compensation committee’s charter and submitting any changes to our board of directors for approval;

•	performing an evaluation of the performance of the compensation committee;

•	reviewing and making recommendations to our board of directors regarding the amount of compensation payable to our directors, committee members and chairs;

•	reviewing and making recommendations to our board of directors regarding the amount of compensation payable to our Chief Executive Officer;

•
reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, equity compensation, and any other benefits, compensation, or arrangements;

•	reviewing and making recommendations to our board of directors regarding any changes to or grants under our equity compensation plans;

•	overseeing our overall compensation philosophy, compensation plans, and benefits programs;

•	reviewing our process and procedures for the consideration and determination of director and executive officer compensation; and

•	preparing the compensation committee report that the SEC requires in our annual Proxy Statement.
Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of NASDAQ. A copy of the charter of our compensation committee is available on our website at http://www.investors.forescout.com. Our compensation committee held four meetings in 2019.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is composed of Mr. Yeshurun and Mses. McElligott and Gouw. Mr. Yeshurun is the chair of our nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among other things:

•	developing and recommending to our board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of our board of directors;

•	recommending to our board of directors the persons to be nominated for election as directors and to each of the committees of our board of directors;

•	developing and recommending to our board of directors a set of corporate governance guidelines;

•	reviewing and recommending to our board of directors the composition of the committees of our board of directors;

•	making recommendations for director continuing education;

•	reviewing and assessing the adequacy of the nominating and corporate governance committee’s charter and submitting any changes to our board of directors for approval;

•	performing an evaluation of the performance of the nominating and corporate governance committee; and

•	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of NASDAQ. A copy of the charter of our nominating and corporate governance committee is available on our website at http://www.investors.forescout.com. Our nominating and corporate governance committee held four meetings in 2019.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our company or had any relationship requiring disclosure under Item 404 of Regulation S-K, under the Securities Act of 1933, as amended (the “Securities Act”). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers serving on our compensation committee or our board of directors.
Stockholder Recommendations for Nominations to the Board of Directors
There were no material changes to the procedures described in our proxy statement relating to the 2019 annual meeting of stockholders by which stockholders may recommend nominees to our board of directors.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted Corporate Governance Guidelines. These guidelines address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Investor Information portion of our website at http://www.investors.forescout.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
COMPENSATION OF NON-EMPLOYEE DIRECTORS
Our board of directors adopted our Outside Director Compensation Policy. Members of our board of directors who are not employees are eligible for compensation under our Outside Director Compensation Policy. The only compensation we paid to our non-employee members of our board of directors in 2019 is set forth in the table and described more fully below. During 2019, Michael DeCesare was an employee director and his compensation is discussed in the section titled “Compensation Discussion and Analysis-Executive Compensation.”
As stated in our amended Outside Director Compensation Policy and unless otherwise determined by our compensation committee, all annual equity award grants will be granted as of the date of our 2020 annual meeting of our stockholders. We expect the closing of the Proposed Acquisition to occur in the second quarter of fiscal year 2020 and thus the annual equity award grants may not be granted. Only non-employee directors who are also independent within the meaning of the corporate governance rules of NASDAQ are eligible to receive compensation as a non-employee director under the policy. Accordingly, Mr. DeCesare, our Chief Executive Officer, is not eligible for awards under our Outside Director Compensation Policy. Additionally, Mr. DeCesare does not receive any compensation for his role as a director.
Cash Compensation
For fiscal 2019, we provided our non-employee directors with annual cash retainers for service in the following positions:

Position	Annual Cash Retainer ($)
Board member	30,000
Chair of the board	27,000
Vice Chair of the board	20,000
Audit committee chair	20,000
Audit committee member other than chair	10,000
Compensation committee chair	12,000
Compensation committee member other than chair	6,000
Nominating and corporate governance committee chair	7,500
Nominating and corporate governance committee member other than chair	4,500
Annual cash retainers are paid in quarterly installments in arrears on a prorated basis.
Equity Compensation
Subject to any limits in the equity plan under which the award is granted, each newly-elected non-employee director will receive an initial award of restricted stock units (“RSUs”) on the date of his or her appointment to our board of directors, with such award covering a number of shares of our common stock determined as $450,000 divided by the grant date closing price of a share of our common stock, rounded down to the nearest whole share. If an individual was a member of our board of directors and also an employee, he or she will not receive such an award even if he or she becomes a non-employee director due to termination of his or her employment. Each non-employee director’s initial award will vest in three equal annual installments on each successive anniversary of the grant date, in each case, subject to the non-employee director’s continued service with us through each such date.
As stated in our Outside Director Compensation Policy, subject to any limits in the Outside Director Compensation Policy and the equity plan under which the award is granted, on May 15, 2019 and every year thereafter, each then continuing non-employee director will receive an annual award of RSUs covering a number of shares of our common stock determined by $170,000 divided by the grant date closing price of a share of our common stock, rounded down to the nearest whole share. Each such annual award will be scheduled to fully vest on the one-year anniversary of the grant date, subject to the non-employee director’s continued service with us through such date and subject to the terms of the amended Outside Director Compensation Policy.
The awards granted to non-employee directors under our Outside Director Compensation Policy will fully vest immediately prior to a “change in control” as defined in our 2017 Equity Incentive Plan. The Proposed Acquisition will be deemed a “change of control” as defined in our 2017 Equity Incentive Plan and we expect the closing of the Proposed Acquisition to occur in the second quarter of fiscal year 2020.
The table below shows the total compensation earned by our non-employee directors during fiscal 2019.
Fiscal 2019 Director Compensation

Director Name(2)(3)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Theresia Gouw, Chair(1)	57,676	169,998	—	227,674
Yehezkel Yeshurun(1)	49,026	169,998	—	219,024
Enrique Salem	42,000	169,998	—	211,998
Mark Jensen	50,000	169,998	—	219,998
Elizabeth Hackenson(1)	23,626	449,987	—	473,613
Kathy McElligott(1)	20,378	449,987	—	470,365
James Beer	40,000	169,998	—	209,998
David G. DeWalt(1)	40,029	169,998	—	210,027
T. Kent Elliott(1)*	18,216	—	—	18,216
Rami Kalish(1)*	16,578	—	—	16,578
*    Term expired on May 29, 2019 at our 2019 annual meeting of stockholders.

(1)
On May 29, 2019, (a) Ms. Gouw was appointed as the Chair of the board of directors; (b) each of Ms. Hackenson and Ms. McElligott were appointed as members of our audit and nominating and corporate governance committees, respectively; (c) Mr. Yeshurun stepped down as the Chair of our board of directors but remained a director; (d) Mr. DeWalt stepped down as co-chair of our board of directors and member of our nominating and corporate governance committee, but remained a director; and (e) Messrs. Kalish and Elliott’s appointment to our board of directors expired. Each such director’s respective fees were prorated based on the number of days during the year that each served as a member of the respective committee.

(2)	Each outstanding equity award held by our directors listed below was granted pursuant to our 2000 Stock Option and Incentive Plan and our 2017 Equity Incentive Plan.

(3)	As of December 31, 2019, each individual who served as a non-employee director during fiscal 2019 held outstanding options and RSUs covering the following aggregate number of shares:

Director Name	Aggregate Number of Option Awards Outstanding as of December 31, 2019	Aggregate Number of Stock Awards Outstanding as of December 31, 2019
Theresia Gouw, Chair	—	4,885
Yehezkel Yeshurun	—	4,885
Enrique Salem	—	4,885
Mark Jensen	95,139	4,885
Elizabeth Hackenson	—	13,833
Kathy McElligott	—	13,833
James Beer	—	29,885
David G. DeWalt	—	55,435
T. Kent Elliott(1)	—	—
Rami Kalish(1)	—	—

(1)	Term expired on May 29, 2019 at the 2019 annual meeting of stockholders and no options or RSUs remained outstanding as of December 31, 2019.
Director Stock Ownership Guidelines
Our board of directors believes that our directors and executive officers should hold a meaningful financial stake in our company in order to further align their interests with those of our stockholders. In accordance with our stock ownership guidelines adopted in fiscal 2019, each non-employee director must own the lesser of (i) the value of our company’s common stock equal to three times the annual cash retainer for board service or (ii) 10,000 shares. Our non-employee directors are required to achieve ownership of our common stock within five years of the later of (i) February 2020, the date our stock ownership guidelines took effect, or (ii) such director’s appointment or election date, as applicable.
For purposes of meeting stock ownership thresholds, the following types of shares count towards meeting such guidelines: (i) all shares owned outright (including any shares purchased through our 2017 Employee Stock Purchase Plan or 401(k) plan); (ii) shares issued pursuant to vested RSUs and held; and (iii) any in-the-money value of vested and unexercised stock options. If the minimum stock ownership requirements are not met within the prescribed period, the Company can retain 100% of any after-tax value for any option exercises or vested RSUs until such guidelines are met. Our nominating and corporate governance committee will monitor compliance with these guidelines by non-employee directors.
See the section titled “Fiscal 2019 Equity Compensation - Other Compensation Policies - Stock Ownership Guidelines” for additional details on our executive ownership guidelines.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2019, all Section 16(a) filing requirements were satisfied on a timely basis, with the exception of the Forms 4 filed late for (i) Ms. Gouw with respect to a transaction on March 5, 2019 that was reported on a Form 4 on March 12, 2019; (ii) Ms. Hackenson with respect to a transaction on May 29, 2019 that was reported on Form 4 on June 3, 2019; and (iii) Mr. Kalish with respect to two transactions on February 14, 2019 that were reported on a Form 4 on February 19, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS
The following table identifies certain information about our executive officers as of March 31, 2020. Our executive officers are appointed by, and serve at the discretion of, our board of directors. We had no other executive officers serving at the end of our fiscal year ended December 31, 2019.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Michael DeCesare	54	Chief Executive Officer, President and Director
Christopher Harms	53	Chief Financial Officer
Pedro Abreu	47	Chief Product and Strategy Officer
Darren J. Milliken	49	Senior Vice President, General Counsel, Corporate Secretary, and Corporate Compliance Officer
Michael DeCesare has served as our President and Chief Executive Officer and as a member of our board of directors since March 2015. Prior to joining Forescout, Mr. DeCesare served in a variety of executive roles at Intel Security, previously McAfee Security, a computer security software company and wholly-owned subsidiary of Intel Corporation, from October 2007 to February 2015, including as President and as Executive Vice President, Worldwide Sales and Operations. Prior to joining Intel Security, Mr. DeCesare served as Senior Vice President of Worldwide Field Operations for Documentum, an enterprise content management company, from January 2001 to September 2007, during which time the company was acquired by EMC, a cloud computing, data storage, IT security, and big data company. Following the acquisition in December 2003, Mr. DeCesare served as Senior Vice President of EMC Software, a division of EMC that included Documentum. Prior to joining Documentum, Mr. DeCesare served as Vice President of Field Sales at Oracle, a cloud application and platform services company, from February 1989 to June 2000. Mr. DeCesare holds a B.A. in Communications from Villanova University.
Christopher Harms has served as our Chief Financial Officer since March 2013. From July 2011 to January 2013, Mr. Harms served as Chief Financial Officer of Socialware, Inc., a social media compliance platform acquired by Proofpoint, Inc. in November 2015. From January 2011 to July 2011, he served as a Program Director, Software Group, Industry Software Solutions Group, Market Strategy & Development at International Business Machines Corporation, a manufacturer of computer hardware, middleware, and software. From August 2009 to January 2011, Mr. Harms served as the Chief Financial Officer of PSS Systems Inc., a provider of information governance software solutions, which was acquired by IBM in October 2010. Mr. Harms holds a B.S. in Accounting and Finance from U.C. Berkeley and an M.B.A. from the Walter A. Haas School of Business at U.C. Berkeley.
Pedro Abreu has served as our Chief Product and Strategy Officer since January 2019 and as the Senior Vice President, Chief Strategy Officer from April 2015 to January 2019. From January 2009 to April 2015, Mr. Abreu served in various roles at Intel Security, including as Senior Vice President of Strategy and Go-To-Market Operations from November 2012 to April 2015, Vice President, Strategic Operations and Planning from October 2011 to November 2012, and Vice President, GTM Strategy and Channel Programs from January 2009 to December 2011. Mr. Abreu holds a C.S. in Computer Science from Instituto Superior Técnico in Portugal and an M.B.A. from the Walter A. Haas School of Business at U.C. Berkeley.
Darren J. Milliken has served as our Senior Vice President, General Counsel, Corporate Secretary, and Corporate Compliance Officer since February 2014. From April 2004 to February 2014, Mr. Milliken served as Senior Vice President, General Counsel, Corporate Secretary, and Corporate Compliance Officer of Accuray Incorporated, a medical device company. Mr. Milliken holds a B.S. in Physics from Washington & Jefferson College and a J.D. from Santa Clara University School of Law.

COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE COMPENSATION
Overview
The compensation provided to our named executive officers for fiscal 2019 is set forth in detail in the Summary Compensation Table for Fiscal 2019, 2018, and 2017 below and the other tables that follow this section. The following discussion provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each component of compensation that we provide. In addition, we explain how and why our board of directors and compensation committee arrived at the specific compensation policies and decisions involving our executive officers, including the following executive officers who served as our named executive officers for fiscal 2019:

•	Michael DeCesare, our Chief Executive Officer, President and Director;

•	Christopher Harms, our Chief Financial Officer;

•	Pedro Abreu, our Chief Product and Strategy Officer; and

•	Darren J. Milliken, our Senior Vice President, General Counsel, Corporate Secretary, and Corporate Compliance Officer.
Executive Compensation Philosophy, Objectives, and Design
Our executive compensation program is designed to attract, motivate and retain the key executives who drive our success. Pay that reflects performance and promotes the alignment of the interests of our executives with the long-term interests of our stockholders and the success of our business is key to our compensation program design and decisions. We operate in a highly competitive and rapidly evolving market, and our ability to compete and succeed in this dynamic environment is directly linked to our ability to recruit, incentivize, and retain talented and seasoned technology leaders. Our success critically depends on the skill, acumen and motivation of our executives and employees to rapidly execute at the highest level. For this reason, our executive compensation program is guided by a pay for performance philosophy and is designed to attract highly qualified executive officers, motivate them to create long-term value for our stockholders and reward them based on overall company and individual performance and results.
The specific objectives of our executive compensation program are to:

•	reward the successful achievement of our financial growth objectives;

•	drive the development of a successful and profitable business;

•	attract, motivate, reward and retain highly qualified executives who are important to our success; and

•	recognize strong performers by offering performance-based cash bonuses and equity awards that reward individual achievement as well as contributions to our overall success.
Compensation Program Design
Our executive compensation program is designed to attract, motivate and retain the key executives who drive our success. The compensation of our named executive officers has four primary components: annual base salary, annual cash incentive, long-term equity awards, and severance and change in control related compensation. In fiscal 2019 we introduced performance-based equity awards that were tied to revenue and earnings per share performance targets. Going forward, we may introduce other forms of equity awards, as we deem appropriate, into our executive compensation program to offer our executive officers additional types of long-term equity incentives that further the objective of more closely aligning our executives’ interests with those of our stockholders.
Generally, our annual cash bonus opportunities have been designed to focus on the achievement of specific short-term financial and strategic objectives that will further our longer-term growth objectives. Historically, we used standard industry surveys to assist our board of directors and compensation committee in establishing cash compensation levels for our executive officers with an emphasis on technology companies of similar size, stage of development, and growth potential as our company. Using this information as a guideline, our board of directors and compensation committee have emphasized remaining competitive in our market and differentiating total cash compensation levels through the use of an annual cash bonus plan.
In determining the compensation for our named executive officers for fiscal 2019, we retained Compensia, Inc. (“Compensia”), a national compensation consulting firm that provides executive compensation advisory services. Compensia provided us with competitive data on our equity award strategy, our short-term incentive strategy and compensation data. In addition, we considered the data that Compensia provided to us for determining executive compensation practices for fiscal 2019, including a group of peer companies for purposes of evaluating the competitive market in fiscal 2019.
Based on input from our stockholders in connection with the advisory vote related to the 2018 compensation of our named executive officers, the Compensation Committee determined that the fiscal 2019 executive compensation program was consistent with our philosophy, policies, and practices. Our compensation committee will continue to evaluate our compensation philosophy and executive compensation program as circumstances require, and at a minimum, our compensation committee will review executive compensation annually.
Compensation-Setting Process
Role of our Compensation Committee and Board
Pursuant to its charter, the compensation committee is primarily responsible for establishing, approving, and adjusting compensation arrangements for our named executive officers (excluding our Chief Executive Officer) and for reviewing and approving corporate goals and objectives relevant to these compensation arrangements, evaluating executive performance and considering factors related to the performance of our company. Our board of directors generally approves the compensation arrangements for our Chief Executive Officer.
Compensation decisions for our named executive officers are made by our compensation committee, with the assistance, as determined by our compensation committee, in its discretion, of its independent compensation consultant, our Chief Executive Officer (except with respect to his own compensation) and other members of our management team (except with respect to their own compensation). Currently, our compensation committee is responsible for reviewing, evaluating, and approving the compensation arrangements, plans, policies, and practices for our named executive officers and overseeing and administering our cash-based and equity-based compensation plans.
Near the beginning of each fiscal year including in early fiscal 2019, our compensation committee, after consulting with our management team and Compensia, considers compensation data from our compensation peer group (as discussed in the section titled “--Competitive Positioning” below) as one of several factors that guide its decisions regarding appropriate parameters for target compensation levels. Our compensation committee does not benchmark compensation to a specific percentile of our peer group or other market data, nor does it apply a formula or assign relative weights to specific compensation elements. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account the specific performance of the executive officers, the relative size, growth, and performance of our company, or any unique circumstances or strategic considerations of the company.
Our compensation committee generally seeks to provide target total direct compensation (that is, base salary, target cash bonus opportunity, and equity awards) that is competitive and, depending on our company’s performance and other factors including those set forth below, may pay above, at, or below median levels of our compensation peer group. In addition to the foregoing, our compensation committee makes compensation decisions after consideration of many factors, including:

•	our long-term goals and strategies;

•	our past business performance and future expectations;

•	the performance and experience of each executive officer;

•	the scope and strategic impact of the executive officer’s responsibilities;

•	for each executive officer, other than our Chief Executive Officer, the recommendation of our Chief Executive Officer based on an evaluation of his performance; and

•	the competitiveness of our compensation relative to our compensation peer group.
At the beginning of each fiscal year including for fiscal 2019, our compensation committee, after consulting with our management team and Compensia, makes decisions with respect to any base salary adjustment, and establishes the corporate performance objectives and target annual cash incentive compensation opportunities and equity awards for our named executive officers for the fiscal year. With respect to our cash incentive compensation plan, our compensation committee determines the applicable target levels for each corporate performance objective used for each applicable semiannual performance measurement period.
Our compensation committee periodically reviews our executive compensation program, including any incentive compensation plans, to determine whether they are appropriate, competitive, properly coordinated with our compensation philosophy and objectives and achieve their intended purposes. As part of its ongoing review, the compensation committee may make modifications to existing plans and arrangements or adopt new plans or arrangements.
Role of Management
In carrying out its responsibilities, our compensation committee, in its discretion, works with members of our management team including our Chief Executive Officer, our human resources, finance and legal professionals (except with respect to their own compensation). Typically, our management team, in coordination with Compensia, assists our compensation committee in the execution of our compensation committee’s responsibilities by providing information on corporate and individual performance, market data, and management’s perspective and recommendations on compensation matters.
In fiscal 2019, except with respect to his own compensation, our Chief Executive Officer made recommendations to our compensation committee regarding compensation matters, including the compensation of our named executive officers for fiscal 2019. Although our Chief Executive Officer from time to time participates in meetings of our compensation committee, he does not attend portions of meetings where discussions involve his own compensation.
While our compensation committee solicits the recommendations and proposals of our Chief Executive Officer with respect to compensation-related matters, these recommendations and proposals are only one factor in our compensation committee’s decision-making process, and our compensation committee is not obligated to accept any recommendations and proposals.
Role of Compensation Consultant
Our compensation committee has the authority to engage its own advisors to assist in carrying out its responsibilities. In fiscal 2019, our compensation committee engaged Compensia to assist the compensation committee in assessing the then‑current target total direct compensation opportunities of our executive officers, including comparing them against competitive market practices, developing a compensation peer group and advising on potential executive compensation decisions for fiscal 2019.
Other than the services mentioned above, Compensia did not perform any other services for us or the compensation committee in fiscal 2019. Based on the consideration of the factors specified in the rules of the SEC and the listing standards of NASDAQ, our compensation committee does not believe that its relationship with Compensia and the work that Compensia performs on behalf of our compensation committee has raised any conflict of interest. The compensation committee reviews these factors on an annual basis.
Competitive Positioning
To assess the competitiveness of our executive compensation program and to assist in setting compensation levels, the compensation committee, with Compensia’s assistance, refers to industry surveys, including the data reflected in the Radford High-Tech Industry Survey (“Radford Survey”), and reviews the allocation between cash and equity compensation reflected in the Radford Survey for companies with generally $130 million to $520 million in annual revenue, as well as an assessment of our performance and compensation practices against a peer group of eighteen companies which operate in our industry sector or which have comparable financial and organizational characteristics.
During fiscal 2019 our compensation committee, with Compensia’s help, conducted an analysis of market data on the compensation peer group as approved by our compensation committee and compared and analyzed our executive compensation with that of the peer group of companies which were selected based on the factors described above and other criteria as outlined below.
In connection with our annual executive compensation review, with assistance from Compensia and input from management, our compensation committee approved a peer group of publicly-traded technology companies, which met some or all of the following criteria: (i) operates in a Software-as-a-Service or security software industry (ii) annual revenue between approximately $130 million and $520 million; (iii) a market capitalization between approximately $500 million and $4.5 billion; and (iv) a market capitalization as a multiple of annual revenue between 0.33 to three times.
The following publicly traded companies made up our compensation peer group for the compensatory decisions made during fiscal 2019:

A10 Networks	New Relic
Blackline	Proofpoint
Carbonite	Q2 Holdings
Carbon Black	Qualys
FireEye	Rapid7
Five9	SecureWorks
Hortonworks	SPS Commerce
Imperva	Tenable Holdings
MINDBODY	Varonis Systems
For 2019, our compensation committee removed Barracuda Networks, Callidus Software, and Gigamon from the peer group, each of which were acquired by third parties. The compensation committee supplemented the peer group byadding Carbon Black and Tenable Holdings, in each case, based on the criteria specified above.
Compensia supplements the peer data with compensation data from surveys of similarly sized companies and uses this combination of market data to provide an analysis of compensation for executives holding positions comparable to the positions of our executives from the companies in our compensation peer group. Our compensation committee uses the market data as one reference point in determining the compensation of our executives. While our compensation committee generally considers the 50th to 75th percentile as data points for determining the competitiveness of our executive compensation program, our compensation committee also considers other factors in setting actual compensation. Such factors may include our recent performance against financial targets, overall competitive market for our executives, the alignment between the market-based positions and the actual responsibilities of our executives, each executive’s performance, the incentives provided to our executives to stay with us and drive our continued growth and the value of each executive’s unvested equity holdings.
Components of Compensation Program and Fiscal 2019 Executive Compensation
Our executive compensation program consists of the following primary components:

•	base salary;

•	cash bonuses;

•	equity compensation; and

•	severance and change in control related payments and benefits.
We also provide our executive officers with comprehensive employee benefit programs such as medical, dental, and vision insurance, a 401(k) plan, life insurance, flexible spending accounts, an employee stock purchase plan, and other plans and programs made available to our eligible employees.
We believe these elements provide a compensation package that attracts and retains qualified individuals, links individual performance to our company’s performance, focuses the efforts of our named executive officers and other executive officers on the achievement of both our short-term and long-term objectives and more closely aligns the interests of our executive officers with those of our stockholders.

Base Salary
Base salary is the primary fixed component of our executive compensation program and it is used to compensate our named executive officers for their services and provide them with predictable income. The salaries typically reflect each named executive officer’s experience, skills, knowledge and responsibilities, although competitive market conditions also play a role in setting salary levels. We do not apply specific formulas to determine changes in salaries. Instead, the salaries of our named executive officers are reviewed on an annual basis by our Chief Executive Officer (other than his own salary, which is reviewed and determined by our board of directors) and our compensation committee, based on their experience setting salary levels and in determining compensation for senior executives. Our board of directors and compensation committee, as applicable, have reviewed the base salaries of each named executive officer from time to time and made adjustments as they determined to be reasonable and necessary to reflect the scope of a named executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (e.g., in the case of a promotion), and market conditions.
Fiscal 2019 Base Salaries
In connection with its review of our executive compensation program, in February 2019 our compensation committee approved adjustments to the base salary of certain executive officers to be effective February 1, 2019. Following this review, the compensation committee approved the increases in salaries and adjusted the base salaries for Messrs. DeCesare, Harms, Abreu, and Milliken to reflect the competitive market, individual responsibilities, and to recognize individual performance.
The table below sets forth the approved annual base salary increases for each of our named executive officers for fiscal 2019.

Named Executive Officer	Base Salary ($)	Percentage Increase from Fiscal 2018 Base Salary (%)
Michael DeCesare	500,000	5.3
Christopher Harms	453,125	10.5
Pedro Abreu	468,750	11.9
Darren J. Milliken	341,500	3.5
Annual Cash Bonuses
Our annual cash bonuses are the variable, at-risk component of each of our named executive officer’s compensation. We use cash bonuses to motivate our named executive officers to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. This ties into one of our key objectives of our compensation philosophy which is to tie a significant portion of each named executive officer’s compensation to company performance. To help accomplish this objective, we provide annual performance-based cash bonus opportunities for our named executive officers, which are earned based on our achievement against corporate performance objectives established at the beginning of the fiscal year.
At the beginning of fiscal 2019, our board of directors approved our fiscal 2019 operating plan, which included performance objectives that the compensation committee (and with respect to named executive officers other than himself, that Mr. DeCesare recommended to the compensation committee) used to design our named executive officers’ cash bonus opportunity. In early fiscal 2019, our compensation committee adopted a bonus plan which identified the plan participants and established the target cash bonus opportunity for each participant, the performance measures to be tracked during the fiscal year and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year. For purposes of our bonus program for 2019 (our “2019 Company Bonus Plan”), our compensation committee considered a number of factors in selecting the performance objectives applicable to our named executive officers’ annual cash bonus opportunities and determined that, as in prior years, revenue-related objectives continued to be of critical importance and aligned to our growth strategy. In choosing the criteria, our compensation committee believed that each of these performance objectives, which are included in our fiscal 2019 operating plan approved by our board of directors, is an important indicator of our business growth and success.

Fiscal 2019 Target Annual Cash Bonus Opportunities
The target annual cash bonus opportunities for our named executive officers were expressed as a percentage of their respective base salaries. At the beginning of fiscal 2019, the compensation committee approved our named executive officers’ target bonus opportunities. The table below shows the target annual cash bonus opportunity for each named executive officer as a percentage of their respective base salary and as a corresponding dollar amount:

Named Executive Officer	Fiscal 2019 Annual Base Salary ($)	Target Cash Bonus Opportunity (as % of base salary) (%)	Target Annual Cash Bonus Opportunity ($)
Michael DeCesare	500,000	100	500,000
Christopher Harms	453,125	60	271,875
Pedro Abreu	468,750	60	281,250
Darren J. Milliken	341,500	45	153,675
The target cash bonus opportunities as a percentage of base salary for 2019 for Messrs. Harms and Abreu were increased to 60% from 55% of base salary for 2018. The actual fiscal 2019 cash bonus payments made to our named executive officers as compared to the target annual cash bonus opportunities for each such named executive officer is set forth below under the heading “- Fiscal 2019 Company Bonus Plan Payouts”.
Fiscal 2019 Company Bonus Plan
In early 2019, our compensation committee adopted and approved the 2019 Company Bonus Plan for fiscal 2019, which was based on certain corporate and individual performance targets. The 2019 Company Bonus Plan provides for incentive payments to all employees, including our named executive officers, payable semiannually based on the achievement of company performance goals and individual performance goals established by our board of directors and compensation committee for fiscal 2019. The semiannual payments were made upon completion of the first half of 2019 and were based on the first half 2019 company and individual performance goals and the final bonus payment was made at the end of the second half of 2019 and was based on the achievement of company and individual performance goals for such second half of 2019 (and the full 2019 year for determining any true-up for the progress payments).
Bonus payments for the first half of 2019 were capped at 90% of the participant’s target bonus opportunity. If the participant exceeded his or her performance goals for the first semiannual performance period, he or she was not entitled to receive more than 90% of his or her bonus target for the first semiannual performance period. Rather, if such participant exceeded his or her performance goals for the first semiannual performance period, such portion greater than 90% was taken into account in determining whether the participant’s performance goals were met in the second semiannual performance period.
The bonus pool was eligible to be funded for the applicable performance period if the Company achieved a minimum of 85% of the target levels for each of revenue, total expense, and balanced scorecard related company performance goals. Achievement of all three corporate goals at 100% will fund the bonus pool at the target level.  The 2019 Company Bonus Plan required continued employment through the applicable performance period in order to receive a bonus. The aggregate amount of bonus payments made to each of our named executive officers in fiscal 2019 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal 2019, 2018, and 2017 below.
Each of our named executive officers participated in and received performance-based bonuses pursuant to the terms of our 2019 Company Bonus Plan. For the first half-portion of fiscal 2019, bonus amounts were capped at (i) 90% of the target bonus opportunity for the named executive officers including our Chief Executive Officer and (ii) 100% of the target bonus opportunity for all other participants. Payouts to our named executive officers under the 2019 Company Bonus Plan are subject to a maximum payment of 200% of their respective target bonus opportunity in the event the company meets a weighted achievement of 200% for the applicable performance period.
The performance measures and their relative weightings, target levels and actual performance attained for fiscal 2019, were as follows:

		Weight	1H 2019			2H 2019			2019 Annual
			Target	Actual	Achieved	Target	Actual	Achieved	Target	Actual	Achieved
	Revenue ($M)(1)	75%	$158.9	$153.8	96.8%	$233.1	$183.0	78.5%	$392.0	$336.8	85.92%
	Total Expense ($M)*(2)	20%	$179.1	$179.2	99.9%	$199.6	$180.7	110.5%	$378.6	$359.3	105.4%
Sat Scores(3):	NPS	5%	=>75	79	105.3%	=>75	78	104%	=>75	78	104.1%
	Product Satisfaction		=>90%	94%	104.4%	=>90%	93%	103.3%	=>90%	93%	103.33%
Weighted Achievement					97.8%			86.1%			90.7%

(1)	Revenue refers to our GAAP-based annual revenue for fiscal 2019.

(2)
Total expense refers to our non-GAAP expense which includes operating expenses but excludes stock-based compensation expenses, acquisition-related expenses, and amortization of acquired intangible assets.

(3)
Satisfaction Scores include net promotor score (“NPS”) and product satisfaction. NPS scores are measured based on responses we receive from our customer surveys regarding customer experience and are calculated by subtracting the percentage of detractors from the percentage of promotors. Product satisfaction is calculated from responses from customer surveys regarding service requests completed by our customer support and the score is reflected as a percentage of the average of all responses received.

To fund the bonus pool for the applicable performance period, we had to achieve specified company goals at the minimum percentages set forth in the table above. Achievement of all three corporate goals for 2019 at 100% would fund the bonus pool at the target level. In addition to the corporate goals, each of Messrs. DeCesare, Harms, Abreu, and Milliken had their own individual performance goals. The percentage of achievement of each of our named executive’s respective performance goals was used as a multiplier in determining the total bonus opportunity for each such executive. The individual performance goals for our named executive officers under the 2019 Company Bonus Plan were:

•
Mr. DeCesare’s individual performance goals included launching new SaaS product, employee recruitment and retention, sales pipeline, execution of product roadmap and focus on increasing process efficiency in order to scale our business.

•	Mr. Harms’ individual performance goals included continued SOX compliance, focus on revenue, facilities and supply chain management and adding headcount to assist with larger transaction volumes.

•	Mr. Abreu’s individual performance goals included roll out of new programs and process efficiency to enable scalability of our business, innovating existing products and manage expenses.

•
Mr. Milliken’s individual performance goals included improving process scale and efficiency and optimizing internal systems and processes, focusing on recent acquisition integration, and expand equity plans into new countries.

For the first half of 2019, we achieved 97.8% of the company performance goals and each of Messrs. DeCesare, Harms, Abreu, and Milliken achieved all their respective individual performance goals. For the second half of 2019, we achieved 91.4% of the company performance goals, resulting in overall 2019 achievement of 90.7% of the company performance goals and each of our named executive officers achieved all their respective individual performance goals.
Our board of directors and the compensation committee, as applicable, assessed corporate performance with respect to each of the three company performance measures and determined whether threshold performance had been achieved for each measure. In addition, our board of directors with respect to Mr. DeCesare and our compensation committee with respect to Messrs. Abreu, Harms, and Milliken, assessed the personal performance goals. In determining a named executive officer’s bonus payment, the compensation committee has discretion to reduce or increase the actual bonus payment. In exercising its discretion over the funding of the 2019 Company Bonus Plan for the first half of fiscal 2019, the compensation committee decided to fund the bonus pool at 90% for the first half of fiscal 2019 for our named executive officers, including our Chief Executive Officer. The second half of fiscal 2019, the bonus pool was funded at 91.4% for all our named executive officers, including our Chief Executive Officer and based on the corporate goals’ achievement for the entire fiscal 2019.
The target annual cash incentive award opportunities and actual payouts made to our named executive officers for fiscal 2019 performance were as follows:
Fiscal 2019 Company Bonus Plan Payouts

NEO	1H Goal Achievement Funded at 90%			2H Goal Achievement Funded at 91.4%			2019 Annual Achievement & Payout
	1H Bonus Opportunity ($)	1H Personal Achievement (%)	1H Payout ($)	2H Bonus Opportunity ($)	2H Personal Achievement (%)	2H Payout ($)	Target Annual Bonus Opportunity ($)	Annual Personal Achievement (%)	2019 Annual Bonus Earned ($)
Mike DeCesare	250,000	100	225,000	250,000	100	228,500	500,000	100	453,500
Christopher Harms	135,938	100	122,344	135,938	100	124,247	271,875	100	246,591
Pedro Abreu	140,625	125	158,203	140,625	100	128,531	281,250	100	286,734
Darren J. Milliken	76,838	100	69,154	76,838	100	70,230	153,675	100	139,384
The 2019 Company Bonus Plan required continued employment through the bonus payment date in order to receive a bonus for the applicable performance period. The aggregate amount of bonus payments made to our named executive officers for 2019 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal 2019, 2018, and 2017 below.
Fiscal 2019 Equity Compensation
We believe that equity awards promote stronger alignment between the interests of our named executive officers and the interests of our stockholders. Our corporate culture encourages a long-term focus by our named executive officers, as well as other employees. Consistent with our culture, our executive compensation program includes the grant of equity awards in the form of time-based RSU awards, the value of which depends on our stock performance. The compensation committee and, in the case of our Chief Executive Officer, the independent members of our board of directors, grants equity awards to our executive officers, including our named executive officers, typically in the first quarter of each fiscal year, as recognition for past corporate and individual performance, as an incentive for future performance and as a retention tool.
In February 2019, our named executive officers were granted time-based RSU awards, and beginning with fiscal 2019, our compensation committee introduced performance-based stock units (“PSUs”), with each named executive officer eligible to receive a mix of equity grants that consists of 50% RSUs and 50% PSUs. For our fiscal 2019 executive compensation program, PSUs were granted in May 2019 following the grant of time-based RSU awards in February 2019. At the time that RSUs were granted to our named executive officers, our compensation committee had determined the aggregate value of the equity grants to be awarded to each such executive officer for purposes of setting the appropriate mix of equity grant types. We believe that RSUs offer predictable value delivery to our executive officers, including our named executive officers, while promoting alignment of their interests with the long-term interests of our stockholders in a manner consistent with competitive market practices. We also believe that the grant of PSUs directly link a significant portion of our named executive officers’ target total direct compensation to our company’s financial performance based on the achievement of one or more pre-established financial performance metrics.
The RSUs, when granted, are expected to have a four-year vesting period, vesting at a rate of 25% per year, so long as the RSU recipient remains in continuous services to us.
In fiscal 2019, we granted our first PSUs to our named executive officers in the month of May given the review and discussions of our compensation committee prior to determining the appropriate terms of the PSUs. Our compensation committee received Compensia’s assistance with respect to market data and peer group practices relating to performance-based equity award compensation. The 2019 PSUs:

•	have a one-year performance period;

•
are subject to the following performance criteria: 1) 50% of the PSUs earned at an annual revenue target of $392 million and 2) 50% earned at an annual earnings-per-share (“EPS”) target on a non-GAAP basis of $.20 per share;

•
are subject to the following achievement criteria: threshold of 80% achievement of the performance criteria which, if achieved, provides a 50% payout with a linear payout increase thereafter based on achievement of the performance criteria at greater than 80%, up to a maximum payout of 150%;

•	were granted under the Company’s 2017 Equity Incentive Plan; and

•	have a vesting period of slightly shorter than four years.
Upon completion of the fiscal 2019 performance period for the PSUs, our compensation committee determined that 32.5% of the shares subject to the PSUs would become eligible to vest based on assessing the actual performance achieved during such period. The PSU performance goals relating to revenue and EPS were achieved at 65% and 0%, respectively. For the 2019 PSUs, provided performance metrics are met, 25% of such PSUs would vest in the month of February 2020, with the remaining PSUs vesting at a rate of 25% per year over a period of 3 years thereafter, in each case, so long as the PSU recipient remains in continuous service to our Company.
We believe that together, the mix of RSUs and PSUs serve as an important tool to motivate and retain our highly sought-after executive officers since the value of the awards is delivered to our executive officers over a four-year period subject to their continued service. Going forward, we may introduce other forms of equity awards to our named executive officers to continue to encourage a stronger alignment of their interests with the interests of our stockholders.
The equity awards granted to our named executive officers during fiscal 2019 are set forth in the sections titled “-Summary Compensation Table for Fiscal 2019, 2018, and 2017” and “-Grants of Plan-Based Awards Table for Fiscal 2019” below.
Employee Benefits
We provide employee benefits to all eligible employees in the United States, including our named executive officers, which the compensation committee believes are reasonable and consistent with its overall compensation objective to better enable us to attract and retain employees. These benefits include medical, dental and vision insurance, health savings account, a 401(k) plan, life and disability insurance, flexible spending accounts, an employee stock purchase plan and other plans and programs. All benefits are provided generally on the same terms and conditions to all our full-time, salaried employees. In addition, in circumstances where we are recruiting a candidate who would have to move to accept our job offer, we may agree to reimburse certain of such employee's relocation expenses.
We generally do not provide perquisites or other personal benefits to our executives, including our named executive officers, except for those who are employed internationally in accordance with local customs and regulations and except for certain limited perquisites that the compensation committee may approve from time to time based on specific circumstances as appropriate. To the extent that any named executive officer was granted a perquisite or other personal benefit that is subject to disclosure, such perquisite or other personal benefit has been reported in the Summary Compensation Table for Fiscal 2019, 2018, and 2017 below, if any.

Employment Agreements
Each of our named executive officers is a party to an employment arrangement with us setting forth the material terms of their employment. Generally, each named executive officer's employment agreement has an approximate three-year initial term (with automatic successive one-year term renewal unless we or the executive officer provides timely notice of non-renewal) and specifies the payments and benefits that each named executive officer will receive upon a potential termination of their respective employment under certain circumstances, including in connection with a change in control. In addition, these agreements protect our interests in the event of a termination of employment by stipulating the rights and responsibilities of the parties and prohibiting the individual from engaging in certain specific activities that may be harmful to us, including disclosing our confidential information, soliciting our employees, and engaging in certain competitive business activities.
For a summary of the material terms and conditions of these employment arrangements, see the section titled “-Named Executive Officer Employment Arrangements and Potential Payments Upon Termination or Change in Control” below.
Post-Employment Compensation
The employment agreements with each of our named executive officers provide protections in the event of their involuntary termination of employment during a specified period leading up to, and following, a change in control of our company, and in the case of our Chief Executive Officer, certain partial vesting acceleration of his equity awards in connection with (and only to the extent that the awards otherwise would vest within one year following) such change in control. We believe that these protections serve our executive retention objectives by helping our executive officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including if there is a transaction that could involve a change in control of our company. The terms of these post-employment agreements were determined after our board of directors and compensation committee reviewed our retention goals for each named executive officer and an analysis of relevant market data.
For a summary of the material terms and conditions of these post-employment compensation arrangements, see the sections titled “-Executive Employment Agreements” and “-Potential Payments Upon Termination or Change in Control” below.
Other Compensation Policies
Stock Ownership Guidelines
Our board of directors believes that our directors and executive officers should hold a meaningful financial stake in our company in order to more closely align their interests with those of our stockholders. Therefore, our board of directors has adopted stock ownership guidelines. Under these guidelines, our Chief Executive Officer and our executive officers who report directly to the Chief Executive Officer are required to achieve these ownership levels within five years of the later of (i) February 2020, the date our stock ownership guidelines took effect, or (ii) such executive officer’s hire date or promotion to a position with a higher ownership requirement, as applicable, at the following levels:

•	our Chief Executive Officer must own the lesser of (i) the value of our company’s common stock equal to three times his annual base salary or (ii) 100,000 shares; and

•	each executive officer must own the lesser of (i) the value of our company’s common stock equal to his or her annual base salary or (ii) 30,000 shares.
For purposes of meeting stock ownership thresholds, the following types of shares count towards meeting such guidelines: (i) all shares owned outright (including any shares purchased through our Employee Stock Purchase Plan or 401(k) plan); (ii) shares issued pursuant to vested RSUs and held; and (iii) any in-the-money value of vested and unexercised stock options. If the minimum stock ownership requirements are not met within the prescribed period, the Company can retain 100% of any after-tax value for any option exercises or vested RSUs until such guidelines are met. Our nominating and corporate governance committee will monitor compliance with these guidelines by our executive officers, including our named executive officers.
See the section titled “Board of Directors and Corporate Governance-Compensation of Non-Employee Directors-Director Stock Ownership Guidelines” for information about the guidelines applicable to our non-employee directors.
Stock Trading Practices; Hedging and Pledging Policy
We maintain an Insider Trading Policy that, among other things, prohibits our named executive officers, directors and employees from trading during quarterly and special blackout periods. We also prohibit short sales, hedging, and similar transactions designed to decrease the risks associated with holding the Company’s securities, as well as pledging the Company’s securities as collateral for loans and transactions involving derivative securities relating to our common stock. Our Insider Trading Policy requires that all directors and all officers who report directly to the Chief Executive Officer, including our named executive officers, pre-clear with our legal department any proposed open market transactions.
Further, we have adopted Rule 10b5-1 Trading Plan Guidelines that permit our directors and certain employees, including our named executive officers, to adopt Rule 10b5-1 trading plans (“10b5-1 plans”). Under our 10b5-1 Trading Plan Guidelines, 10b5-1 plans may only be adopted or modified during an open trading window under our Insider Trading Policy and only when such individual does not otherwise possess material nonpublic information about the Company. The first trade under a 10b5-1 plan may not occur until after the later of (i) the termination of the next quarterly blackout period following adoption of the 10b5-1 plan and (ii) 90 calendar days after adoption of the applicable 10b5-1 plan. The first trade under a modified 10b5-1 plan may not occur until after the later of (i) the termination of the next quarterly blackout period following modification of the 10b5-1 plan and (ii) 45 calendar days following modification of the applicable 10b5-1 plan.
Forfeiture of Awards
Our 2017 Equity Incentive Plan provides that equity award grants under it are subject to recoupment under any clawback policy that we are required to adopt under applicable law, including pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. If we are required to prepare an accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under securities laws, any award holder who (x) knowingly or through gross negligence engaged in the misconduct or who knowingly or through gross negligence failed to prevent the misconduct or (y) is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002, must reimburse us the amount of any payment in settlement of an award earned or accrued during the 12-month period following the first public issuance or filing with the SEC (whichever first occurred) of the financial document embodying the financial reporting requirement.
In addition, the administrator of our 2017 Equity Incentive Plan may impose such other clawback, recovery, recoupment, cancellation or forfeiture provisions in an award agreement as the administrator determines necessary or appropriate, including for example, forfeiture upon termination of an award holder’s service for cause. Further, unless specifically stated otherwise in a grant agreement or other agreement, no recovery of compensation under a clawback policy or otherwise will trigger or contribute to the right of the award holder to resign for “good reason” or “constructive termination” (or similar term) under any agreement with us.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and certain other highly compensated employees in any taxable year. For tax years beginning before January 1, 2018, remuneration in excess of $1 million to covered employees may only be deducted by the company if it is “performance-based compensation” within the meaning of the Code.
The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for tax years beginning after December 31, 2017, such that the compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for the limited transition relief applicable to certain arrangements in place as of November 2, 2017, that have not been subsequently materially modified.
While our compensation committee is mindful of the benefit of being able to fully deduct the compensation paid to our named executive officers, it believes that we should retain the flexibility to provide compensation to our named executive officers that is not fully tax deductible when it believes that such payments are appropriate to attract and retain executive talent or meet other business objectives. Our compensation committee intends to continue to compensate our named executive officers in a manner consistent with the best interest of our company and our stockholders.
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant equity interests, and certain other service providers to us may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed and are not otherwise obligated to provide any of our named executive officers with any “gross-up” or other reimbursement payment for any tax liability that the named executive officer might owe as a result of the application of Sections 280G or 4999 in the event of our change in control.
Accounting for Share-Based Compensation
We follow Accounting Standards Codification, Compensation-Stock Compensation (Topic 718), (“ASC Topic 718”) for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based compensation awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our named executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Named Executive Officer Employment Arrangements and Potential Payments Upon Termination or Change in Control
Chief Executive Officer
Prior to our initial public offering, in May 2016 we entered into an amended and restated employment agreement with Michael DeCesare, our Chief Executive Officer and President, which was further amended on September 29, 2017. The agreement provides an initial term through December 31, 2020, with automatic renewal of successive, one-year terms thereafter unless either party provides notice of non-renewal at least 60 days prior to the renewal date, provided that any non-renewal by us will not be permitted after a definitive agreement to enter into a change in control, as defined in the agreement, has been executed (until the change in control occurs or the transaction is abandoned).
Mr. DeCesare’s employment agreement provides that, in the event of our change in control, the vesting of Mr. DeCesare’s equity awards will accelerate to the extent they would have vested on or before the one‑year anniversary of the change in control, any Forescout PSUs will have the applicable performance‑based criteria deemed achieved at target levels, and, if any of Mr. DeCesare’s equity awards will not continue through assumption or substitution after the change in control, such award will be fully vested immediately prior to the change in control.
Furthermore, Mr. DeCesare’s employment agreement provides that if his employment is terminated by us without “cause” or by him for “good reason” during the period beginning three months before the first event that leads to our change in control through 18 months after our change in control, then, provided that Mr. DeCesare signs and does not revoke a separation agreement and such separation agreement and release becomes irrevocable within 60 days of the date his employment is terminated, he will receive:

1.
a lump sum cash payment equal to 100 percent of the sum of (a) the greater of his then‑current base salary and the base salary in effect immediately before the change in control; and (b) his target incentive opportunity;

2.
a lump sum cash payment equal to 12 months of premiums he otherwise would be required to pay for continued post‑employment group health coverage, for himself and his family, based on the benefits in effect on the date his employment is terminated; and

3.one-hundred percent accelerated vesting of the unvested portion of all stock options and other stock‑based awards held by him.
The separation agreement would include, among other terms, a mutual release of claims and mutual non‑disparagement obligations, as well as obligations by Mr. DeCesare relating to post‑employment non‑solicitation, post‑employment confidentiality and certain post‑employment cooperation efforts with respect to investigations, audits and other actions or proceedings relating to the period during which he was employed by us.
Mr. DeCesare’s employment agreement provides that, if any payment or benefits to him (including the payments and benefits under his employment agreement), when calculated in a manner consistent with Section 280G of the Code and the applicable regulations thereunder, would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits will either (1) be reduced to the largest portion of the payments and benefits that would result in no portion of the payments and benefits being subject to the excise tax; or (2) not reduced, whichever, after taking into account all applicable federal, state, and local employment taxes, income taxes and the excise tax, results in his receipt, on an after‑tax basis, of the greater payments and benefits.
For purposes of the employment agreement between us and Mr. DeCesare, the following terms have the following meanings:
The term “cause” generally means (1) an act of dishonesty by the employee in connection with his responsibilities as an employee; (2) his being convicted of, or plea of no contest to, a felony or any crime involving fraud or embezzlement; (3) his gross misconduct in connection with the performance of his duties; (4) his willful breach of any obligations under any written agreement or covenant with us; (5) his failure to cooperate in good faith with a governmental or internal investigation of us or our directors, officers, or employees, if we requested his cooperation; or (6) his continued failure to perform his employment duties after he has received a written demand of performance from us which specifically sets forth the factual basis for our belief that he has not substantially performed his duties; provided, however, that “cause” will not be deemed to exist in the case of (5) and (6) above unless he has been provided with 30 days written notice by the Forescout Board of the act or omission constituting “cause” and 30 days opportunity to cure such act or omission, if capable of cure.
The term “good reason” generally means the occurrence of any of the following events: (1) a material reduction of his base salary; (2) a material reduction of his then‑effective target bonus; (3) a material reduction in his duties, authority, reporting relationship or responsibilities; (4) a requirement that the employee relocate more than 50 miles from his then‑current office location; (5) a material violation by us of a material term of any employment, severance, or change in control agreement between him and us; or (6) a failure by any successor entity to us to assume the employment agreement; provided, however, that “good reason” will not be deemed satisfied unless the employee gives us written notice of the condition within 90 days after the condition comes into existence and we fail to remedy the condition within 30 days after receiving such written notice.
Other Named Executive Officers
Prior to our initial public offering, effective January 1, 2017, we entered into employment agreements with each of Messrs. Harms, Abreu and Milliken, which employment agreements were further amended on May 24, 2019, in the case of Mr. Abreu, and on January 1, 2020, in the case of Messrs. Harms, Abreu and Milliken. The agreements for Messrs. Harms, Abreu and Milliken each provide for a current term through December 31, 2022, with automatic renewal of successive, one‑year terms thereafter unless either party provides notice of non‑renewal at least 30 days prior to the renewal date, provided that in the event of our “change in control,” as defined in the applicable employment agreement, the employment agreement will be extended automatically through the date that is 12 months following the change in control. If a definitive agreement for a transaction that, if consummated, would result in a change in control, is entered into by us, any nonrenewal notice by us will not be permitted (until the change in control occurs or the definitive agreement is terminated).
The employment agreements of these executive officers provide that, in the event of a change in control, if any of the executive officer’s equity awards will not continue through assumption or substitution after the change in control, such award will be fully vested immediately prior to the change in control.
Further, the employment agreements of our executive officers provide that, if the executive officer’s employment is terminated by us without “cause” or by him for “good reason,” as such terms are defined in the applicable employment agreement, during the period beginning three months before our change in control through 12 months after our change in control, provided he signs and does not revoke a separation agreement, he will receive:

1.
a lump sum cash payment equal to 100 percent of the sum of (a) the greater of his then‑current base salary and the base salary in effect immediately before the change in control; and (b) his target incentive opportunity;

2.
a lump sum cash payment equal to 12 months of premiums he otherwise would be required to pay for continued post‑employment group health coverage, based on the benefits in effect on the date his employment is terminated; and

3.	one-hundred percent accelerated vesting of the unvested portion of all stock options and other stock‑based awards held by him.
The separation agreement would include, among other terms, a release of claims in our favor, post‑employment non‑solicitation, non‑disparagement and confidentiality obligations, on the part of the executive officer. The employment agreements of Messrs. Harms, Abreu and Milliken provide that if any payment or benefits to them (including the payments and benefits under their employment agreement), when calculated in a manner consistent with Section 280G of the Code and the applicable regulations thereunder, would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits will either (1) be reduced to the largest portion of the payments and benefits that would result in no portion of the payments and benefits being subject to the excise tax; or (2) not reduced, whichever, after taking into account all applicable federal, state, and local employment taxes, income taxes and the excise tax, results in their receipt, on an after‑tax basis, of the greater payments and benefits.
For purposes of the employment agreement between us and each of Messrs. Harms, Abreu and Milliken, the following terms generally have the following meanings:
The term “cause” generally means (1) a material act of dishonesty by the executive officer in connection with his responsibilities as an employee; (2) his being convicted of, or plea of no contest to, a felony or any crime involving fraud or embezzlement; (3) his gross misconduct in connection with the performance of his duties; (4) his willful breach of any material obligations under any written agreement or covenant with us; (5) his failure to cooperate in good faith with a governmental or internal investigation of us or our directors, officers, or employees, if we requested his cooperation; or (6) his continued failure to perform his employment duties after he has received a written demand of performance from us which specifically sets forth the factual basis for our belief that he has not substantially performed his duties; provided, however, that “cause” will not be deemed to exist in the event of (5) or (6) unless the executive officer has been provided with 30 days written notice by the Forescout Board of the act or omission constituting “cause” and 30 days opportunity to cure such act or omission, if capable of cure.
The term “good reason” generally means the occurrence of any of the following events, without the named executive officer’s written consent: (1) a material reduction of his base salary; (2) a material reduction of his target cash incentive opportunity; (iii) a material reduction in his duties, authority, reporting relationship or responsibilities; (4) a requirement that the executive officer relocate more than 50 miles from his then‑current office location; (5) a material violation by us of a material term of any employment, severance or change in control agreement between him and us; or (6) a failure by any successor entity to us to assume the employment agreement; provided, however, that “good reason” will not be deemed satisfied unless the executive officer gives us written notice of the condition within 90 days after the condition comes into existence, we fail to remedy the condition within 30 days after receiving notice, and he terminates his employment with us within 90 days following the expiration of our remedy period.
2017 Equity Incentive Plan
Our 2017 Equity Incentive Plan (the “2017 Plan”) provides that in the event of a merger or change in control, as defined under our 2017 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation does not continue any outstanding award (or some portion of any award) in accordance with the terms of our 2017 Plan, then such award will fully vest (but in no event as to more than 100% of the grant), all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. With respect to awards granted to a non-employee director, the participant will fully vest in and have the right to exercise any outstanding options and stock appreciation rights, all restrictions on other outstanding awards will lapse, and with respect to any awards with performance-based vesting, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels.
2000 Stock Option and Incentive Plan, as amended
Our 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”) provides that if we are party to a merger or consolidation, such agreement may provide for (i) the continuation of such outstanding option by the surviving company; (ii) the assumption of the 2000 Plan and such outstanding option by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of options with substantially the same terms for such outstanding options; (iv) the full exercisability of such outstanding options and full vesting of the shares subject to such options, followed by cancellation of such options; (v) the settlement of the full value of such outstanding options (whether or not then exercisable) in cash or cash equivalents, followed by the cancellation of such options; or (vi) any other action permitted by applicable law.
2017 Employee Stock Purchase Plan
Our 2017 Employee Stock Purchase Plan (the “ESPP”) provides that in the event of our merger or change in control, as defined under the ESPP, a successor corporation may assume or substitute for each outstanding purchase right. If the successor corporation refuses to assume or substitute for the outstanding purchase right, the offering period then in progress will be shortened, and a new exercise date will be set. The administrator will notify each participant that the exercise date has been changed and that the participant’s option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.
Compensation Risk Assessment
Our compensation committee assesses and considers potential risks when reviewing and approving our compensation programs, policies and practices for our executive officers and our employees. We have designed our compensation programs, including our incentive compensation plans, with features to address potential risks while rewarding employees for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. We believe that any risks arising from our compensation programs do not create disproportionate incentives for our employees to take risks that could have a material adverse effect on us in the future.

COMPENSATION TABLES
Summary Compensation Table for Fiscal 2019, 2018, and 2017
The following table summarizes the compensation that we paid to or was earned by each of our named executive officers for the fiscal years ended December 31, 2019, 2018, and 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael DeCesare, President and Chief Executive Officer	2019	500,000	6,392,741	—	453,500	15,616(2)	7,361,857
	2018	475,000	5,804,241	—	475,000	20,842	6,775,083
	2017	410,000	2,431,334	—	446,080	12,808	3,304,764

Christopher Harms, Chief Financial Officer	2019	453,125	2,663,679	—	246,591	14,649 (3)	3,378,044
	2018	410,000	2,224,941	—	241,875	13,996	2,890,812
	2017	304,000	1,620,902	—	201,960	11,628	2,138,490

Pedro Abreu, Chief Product and Strategy Officer	2019	468,750	2,663,679	—	286,734	14,649(4)	3,433,812
	2018	419,000	1,934,747	—	248,325	102	2,602,174
	2017	380,000	810,451	—	201,960	—	1,392,411

Darren J. Milliken, SVP, General Counsel, Corporate Secretary and Corporate Compliance Officer	2019	341,500	532,765	—	139,384	14,649(5)	1,028,298
	2018	330,000	677,120	—	148,500	10,956	1,166,576
	2017	298,810	405,204	—	136,000	11,628	851,642

(1)
The amounts in this column represent the aggregate grant date fair value of the RSUs granted in fiscal 2019, 2018, and 2017 and the PSUs granted in fiscal 2019, as computed in accordance with ASC Topic 718. The estimated fair value of PSUs is calculated based on the target outcome of the performance measures for the applicable performance period as of the date on which the PSUs are granted for accounting purposes. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our consolidated financial statements included in our Annual Report filed on Form 10-K for fiscal year ended December 31, 2019.

(2)
Consists of (i) $2,000 in matching contributions to Mr. DeCesare’s 401(k) plan account; (ii) approximately $12,649 in travel and related expenses for Mr. DeCesare’s fiancé which include $4,374 in tax gross up; and (iii) approximately $967 in value for concert tickets.

(3)
Consists of (i) $2,000 in matching contributions to Mr. Harms’ 401(k) plan account and (ii) approximately $12,649 in travel and related expenses for Mr. Harms’ spouse which include $4,374 in tax gross up.

(4)
Consists of (i) $2,000 in matching contributions to Mr. Abreu’s 401(k) plan account and (ii) approximately $12,649 in travel and related expenses for Mr. Abreu’s spouse which include $4,374 in tax gross up.

(5)
Consists (i) $2,000 in matching contributions to Mr. Milliken’s 401(k) plan account and (ii) approximately $12,649 in travel and related expenses for Mr. Milliken’s partner which include $4,374 in tax gross up.

Grants of Plan-Based Awards for Fiscal 2019
The following table presents, for each of our named executive officers, information concerning each grant of a cash or equity plan-based award made during fiscal 2019. This information supplements the information about these awards set forth in the Summary Compensation Table for Fiscal 2019, 2018, and 2017.

								All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock Awards ($)(3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael DeCesare		425,000	500,000	1,500,000	—	—	—	—	—
RSUs	2/15/19	—	—	—	—	—	—	100,518	3,824,710
PSUs	5/15/19	—	—	—	59,035	73,794	110,691	—	2,568,031
Christopher Harms		231,094	271,875	815,625	—	—	—	—	—
RSUs	2/15/19	—	—	—	—	—	—	41,883	1,593,648
PSUs	5/15/19	—	—	—	24,598	30,748	46,122	—	1,070,030
Pedro Abreu		239,063	281,250	843,750	—	—	—	—	-
RSUs	2/15/19	—	—	—	—	—	—	41,883	1,593,648
PSUs	5/15/19	—	—	—	24,598	30,748	46,122	—	1,070,030
Darren J. Milliken		130,624	153,675	461,025	—	—	—	—	—
RSUs	2/15/19	—	—	—	—	—	—	8,377	318,745
PSUs	5/15/19	—	—	—	4,920	6,150	9,225	—	214,020

(1)
Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive compensation opportunities under each named executive officer’s individual compensation arrangement. Payments under these plans are subject to a threshold limitation based on achieving at least 85% of the target corporate performance objective. Target payment amounts assume achievement of 100% of the target corporate performance objective. Payments to Messrs. DeCesare, Harms, Abreu, and Milliken under these plans are subject to a maximum payment of 200%. The actual amounts paid to our named executive officers are set forth in the “Summary Compensation Table for Fiscal 2019, 2018, and 2017” above, and the calculation of the actual amounts paid is discussed more fully in “--Compensation Discussion and Analysis--Components of Compensation Program and Fiscal 2019 Executive Compensation-Annual Cash Bonuses” above.

(2)
Amounts in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns relate to equity incentive compensation opportunities under each named executive officer’s individual compensation arrangement. Payments under these plans are subject to a threshold limitation based on achieving at least 80% of the target corporate performance objective. Target payment amounts assume achievement of 100% of the target corporate performance objective. Payments to Messrs. DeCesare, Harms, Abreu, and Milliken under these plans are subject to a maximum payment of 150%.

(3)
The amounts reported in this column reflect the aggregate grant date fair value of the RSUs and PSUs granted to our named executive officers in fiscal 2019 as computed in accordance with ASC Topic 718. The estimated fair value of PSUs is calculated based on the target outcome of the performance measures for the applicable performance period as of the date on which the PSUs are granted for accounting purposes. These amounts do not necessarily correspond to the actual value recognized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Outstanding Equity Awards at Fiscal 2019 Year-End
The following table presents certain information concerning equity awards held by our named executive officers as of December 31, 2019.

Name(1)	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)(3)
Michael DeCesare	3/10/15	423,465	0	7.98	3/10/25	—	—	—	—
	5/18/16	77,342	5,157 (4)	16.08	5/18/26	—	—	—	—
	5/18/16	—	—	—	—	20,625(5)	676,500	—	—
	5/15/17	—	—	—	—	64,766(6)	2,124,325	—	—
	2/15/18	—	—	—	—	16,166(7)	530,244	—	—
	2/15/18	—	—	—	—	121,245(9)	3,976,836	—	—
	2/15/19	—	—	—	—	100,518(9)	3,296,990	—	—
	5/15/19	—	—	—	—	—	—	73,794	2,420,443
Pedro Abreu	6/5/15	95,630	0	8.52	6/5/25	—	—	—	—
	9/29/15	54,750	0	9.88	9/29/25	—	—	—	—
	10/10/16	—	—	—	—	4,375(10)	143,500	—	—
	5/15/17	—	—	—	—	21,588(6)	708,086	—	—
	2/15/18	—	—	—	—	24,249(8)	795,367	—	—
	2/15/18	—	—	—	—	16,166(7)	530,245	—	—
	2/15/19	—	—	—	—	41,883(9)	1,372,762	—	—
	5/15/19	—	—	—	—	—	—	30,748	1,008,534
Christopher Harms	3/27/13	—	—	—	—	—	—	—	—
	9/18/14	—	—	—	—	—	—	—	—
	7/31/15	32,027	0	9.88	7/31/25	—	—	—	—
	10/10/16	—	—	—	—	4,312(10)	141,434	—	—
	5/15/17	—	—	—	—	43,178(6)	1,416,238	—	—
	2/15/18	—	—	—	—	48,498(8)	1,590,734	—	—
	2/15/18	—	—	—	—	4,850(7)	159,080	—	—
	2/15/19	—	—	—	—	41,833(9)	1,372,122	—	—
	5/15/19	—	—	—	—	—	—	30,748	1,008,534
Darren J. Milliken	2/4/14	20,002	0	8.44	2/4/24	—	—	—	—
	7/31/15	55,478	0	9.88	7/31/25	—	—	—	—
	10/10/16	—	—	—	—	4,312(10)	141,334	—	—
	5/15/17	—	—	—	—	10,794(6)	354,043	—	—
	2/15/18	—	—	—	—	16,610(8)	544,808	—	—
	2/15/18	—	—	—	—	1,616(7)	53,005	—	—
	2/15/19	—	—	—	—	8,377(9)	274,766	—	—
	5/15/19	—	—	—	—	—	—	6,150	201,720

(1)	Each of the outstanding equity awards held by our named executive officers, as listed above was granted pursuant to the 2000 Plan or 2017 Plan.

(2)	Calculated by multiplying the number of unvested RSUs by the closing price of $32.80 of our common stock on December 31, 2019, the last trading day of our fiscal 2019 as reported by NASDAQ.

(3)
This column shows unvested PSUs granted on May 15, 2019 for which the performance achievement was not yet known at fiscal year-end. For the first grant of any PSUs shown above, provided performance metrics are met, 25% of such PSUs will vest in the month of February 2020, with the remaining PSUs vesting at a rate of 25% per year over a period of three years thereafter, subject to continued service through the applicable vesting date. The share amount is reported at target payout level, calculated using the closing price of $32.80 of our common stock on December 31, 2019, the last trading day of our fiscal 2019 as reported by NASDAQ.

(4)
One-forty-eighth of the shares subject to the stock option award vests in 48 successive, equal, monthly installments (with the first installment having vested on April 1, 2016), subject to continued service through each applicable vesting date.

(5)
One-fourth of the shares subject to the award vested on April 25, 2018, and the balance vests in three successive, equal, annual installments thereafter beginning May 15, 2018, subject to continued service through each applicable vesting date.

(6)	The RSUs vest in one-fourth increments annually over a four-year period from the grant date, subject to continued service through the applicable vesting date.

(7)	The RSUs vest in one-half increments annually over a two-year period from the grant date, subject to continued service through the applicable vesting date.

(8)	The RSUs vest in one-fourth increments annually over a four-year period from the grant date, subject to continued service through the applicable vesting date.

(9)	The RSUs vest in one-fourth increments annually over a four-year period from the grant date, subject to continued service through the applicable vesting date.

(10)
One-fourth of the shares subject to the award vested on April 25, 2018, and the balance vests in three successive, equal, annual installments thereafter beginning August 15, 2018, subject to continued service through each applicable vesting date.

Option Exercises and Stock Vested in Fiscal 2019
The following table sets forth the number of shares acquired, and the value realized upon the exercise of stock options and the vesting of RSUs during fiscal 2019 by each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)(1)	Number of shares acquired on vesting	Value realized on vesting ($)(2)
Michael DeCesare	125,000	3,419,123	162,814	6,300,099

Christopher Harms	63,431	1,546,734	46,917	1,708,085

Pedro Abreu	48,493	1,231,050	39,419	1,457,765

Darren J. Milliken	54,156	1,397,473	16,863	617,155

(1)	The value realized on exercise is calculated as the difference between the market value of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on vesting is calculated by multiplying the number of shares of stock by the market value of the underlying shares on each vesting date.
Pension Benefits and Nonqualified Deferred Compensation
We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan during fiscal 2019.
Potential Payments Upon Termination or Change in Control
The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described below, assuming that the triggering event took place on December 31, 2019.

Named Executive Officer	Termination Without Cause ($)	Termination Without Cause or Resignation for Good Reason in Connection with a Change in Control(1)(2) ($)	Change in Control ($)
Michael DeCesare
Cash severance payment(3)	1,000,000	1,000,000	—
Continued health coverage	28,831	28,831	—
Accelerated vesting(4)	5,110,135	13,111,564	5,110,135(5)
Total:	6,138,966	14,140,395	5,110,135(5)
Christopher Harms
Cash severance payment(3)	453,125	725,001	—
Continued health coverage	28,831	28,831	—
Accelerated vesting(4)	—	5,689,750	—
Total:	481,956	6,443,582	—
Pedro Abreu
Cash severance payment(3)	468,750	750,000	—
Continued health coverage	28,831	28,831	—
Accelerated vesting(4)	—	4,559,495	—
Total:	497,581	5,338,326	—
Darren J. Milliken
Cash severance payment(3)	341,500	495,176	—
Continued health coverage	9,190	9,190	—
Accelerated vesting(4)	—	1,569,775	—
Total:	350,690	2,074,141	—

(1)
A qualifying termination of employment for Mr. DeCesare is considered “in connection with a change in control” if such termination occurs within the period commencing three months before the first event that ultimately leads to a “change in control” and ending 18 months after a “change in control.”

(2)
A qualifying termination of employment for Messrs. Abreu, Harms, and Milliken is considered “in connection with a change in control” if such termination occurs within the period commencing three months before and ending 12 months after a “change in control.”

(3)	Each named executive officer’s base salary plus target bonus amounts, in each case, as was in effect as of December 31, 2019, are used in calculating severance payment amounts.

(4)
For purposes of valuing accelerated vesting, the values indicated in the table are calculated as follows: (i) with respect to RSUs and PSUs, $32.80, the fair market value of a share of our common stock on December 31, 2019, multiplied by the number of unvested RSUs and PSUs accelerated, and (ii) with respect to options, $32.80, the fair market value of a share of our common stock on December 31, 2019, multiplied by the number of unvested shares subject to options accelerated minus the exercise price of the options.

(5)
This value also represents the estimated benefit to which Mr. DeCesare or his estate would be entitled in the event of Mr. DeCesare’s death or disability that occurs in connection with his performance of his required duties as our employee, provided he or his legal custodian or executor of his estate, as applicable, signs and does not revoke the requisite separation agreement.

Chief Executive Officer Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the annual total compensation of Mr. DeCesare, our President and Chief Executive Officer, and the annual total compensation of our median employee. For our last completed fiscal year, which ended December 31, 2019:

•
The 2019 median of the annual total compensation of all our employees, other than Mr. DeCesare and including our consolidated subsidiaries was approximately $180,839. This annual total compensation is calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and reflects salary and bonus target and aggregate “grant date fair value” of RSU and PSU awards granted during the 12-month period ended December 31, 2019.

•	Mr. DeCesare’s 2019 annual total compensation was approximately $7,361,857.

•	For fiscal 2019, the ratio of Mr. DeCesare’s annual total compensation to the median of the annual total compensation of all employees was approximately 41 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.
The methodology we used to calculate the pay ratio is described below.

•
We determined the median of the annual total compensation of our employees as of December 31, 2019, on which date we (including our consolidated subsidiaries) had approximately 1,217 full-time and part-time employees, approximately 661 of whom are U.S. employees, and approximately 556 (or approximately 46% of our total employee population) of whom are located outside of the United States.

•
We then compared the sum of (i) the annual base salary of each of these employees for fiscal 2019, plus (ii) the total annual target cash incentive bonus or commission opportunity, as applicable, of each of these employees for fiscal 2019 as reflected in our payroll records, plus (iii) the aggregate grant date fair value of equity awards (as determined in accordance with footnote 1 of the Summary Compensation Table for Fiscal 2019, 2018, and 2017) granted to these employees in fiscal 2019, to determine the median employee. Compensation paid in foreign currency was converted to U.S. dollars using the spot exchange rate on December 31, 2019. In determining the median total compensation of all employees, we did not make any cost of living adjustments to the compensation paid to any employee outside of the U.S.

Once we identified our median employee, we estimated the median employee’s annual total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median annual total compensation disclosed above. With respect to Mr. DeCesare’s annual total compensation, we used the amount reported for our fiscal 2019 in the “Total” column of the Summary Compensation Table for Fiscal 2019, 2018, and 2017.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our company or had any relationship requiring disclosure under Item 404 of Regulation S-K, under the Securities Act of 1933, as amended (the “Securities Act”). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers serving on our compensation committee or our board of directors.

COMPENSATION COMMITTEE REPORT
This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and is not repeated here.
In this context, the compensation committee hereby reports as follows:

1.
The compensation committee has reviewed and discussed the executive compensation information contained in the Compensation and Discussion Analysis of this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with management.

2.
Based on the review and discussions referred to in paragraph (1) above, the compensation committee recommended to our board of directors that the executive compensation information be included in the Compensation and Discussion Analysis of this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Respectfully submitted by the members of the compensation committee of the board of directors,
Enrique Salem (Chair)
Theresia Gouw
Yehezkel (Hezy) Yeshurun

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019, as to (1) each person who is known by us to beneficially own more than five percent of our outstanding common stock; (2) each of the named executive officers; (3) each director; and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Forescout Technologies, Inc., 190 West Tasman Drive, San Jose, California 95134.

Applicable percentage ownership is based on 48,063,761 shares of common stock outstanding as of December 31, 2019. In computing the number of shares of stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares issuable to that person upon the vesting of Forescout RSUs within 60 days of December 31, 2019 and all shares subject to Forescout options held by that person that are currently exercisable or are exercisable within 60 days of December 31, 2019. However, we did not deem these shares to be outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Wellington Management Group LLP(1)	3,202,023	6.7%
Entities affiliated with Amadeus Capital(2)	2,730,120	5.7%
Jericho Capital Asset Management (3)	3,345,094	7.0%
Corvex Management LP(4)	3,344,133	7.0%
Entities affiliated with Pitango(5)	3,780,391	7.9%

Executive Officers and Directors:
Michael DeCesare(6)	898,623	1.9%
Pedro Abreu(7)	187,599	*
Christopher Harms(8)	174,034	*
Darren J. Milliken(9)	85,228	*
Yehezkel Yeshurun(10)	320,942	*
David G. DeWalt(11)	479,422	1.0%
James Beer(12)	13,233	*
Theresia Gouw(13)	90,873	*
Mark Jensen(14)	95,139	*
Enrique Salem(15)	329,873	*
Kathleen McElligott	0	*
Elizabeth Hackenson	0	*
All current directors and executive officers as a group (12 persons)(16)	2,674,966	5.6%
________________________________________________________
*    Represents beneficial ownership of less than one percent.

(1)
Information concerning stock ownership was obtained from the Schedule 13G/A filed by Wellington Management Group LLP with the SEC on January 27, 2020. Wellington reported shared voting power with respect to 2,913,536 shares of common stock and shared dispositive power with respect to 3,202,023 shares of common stock. The address of Wellington is c/o Wellington Management Company LLP is 280 Congress Street, Boston, MA 02210.

(2)
Information concerning stock ownership was taken from Amendment No. 2, filed with the SEC on February 13, 2020, to the Schedule 13G filed by the following. Consists of 2,730,120 shares of common stock, of which 903,162 shares of common stock are owned directly by Amadeus II ‘A’ (“Amadeus A”), 720,609 shares of common stock are owned directly by Amadeus II ‘B’ (“Amadeus B”), 463,139 shares of common stock are owned directly by Amadeus II ‘C’ (“Amadeus C”), 13,578 shares of common stock are owned directly by Amadeus II ‘D’ GmbH & Co KG (“Amadeus D”), 64,944 shares of common stock are owned directly by Amadeus II Affiliates Fund L.P. (“Affiliates Fund”), 264,736 shares of common stock are owned directly by Amadeus IV Velocity Fund L.P. (“Velocity Fund”) and 299,952 shares of common stock are owned directly by Amadeus EII L.P. (“Amadeus EII”), except that (1) Amadeus II General Partner LP (“Amadeus II GP”), the general partner of each of Amadeus A, Amadeus B, Amadeus C, Amadeus D and Affiliates Fund, may be deemed to have sole power to vote and dispose of the shares owned by each such fund, (2) Amadeus IV Velocity GP LP (“Velocity GP”), the general partner of Velocity Fund, may be deemed to have sole power to vote and dispose of the shares owned by Velocity Fund, (3) Amadeus EII General Partner LP (“Amadeus EII GP”), the general partner of Amadeus EII, may be deemed to have sole power to vote and dispose of the shares owned by Amadeus EII, (4) each of Amadeus General Partner LTD (“Amadeus GP LTD”) and Amadeus Capital GP LLP (“Amadeus Capital GP,” and together with Amadeus GP LTD, the “Amadeus Intermediate General Partners”), the general partners of each of Amadeus II GP, Velocity GP and Amadeus EII GP (the “Direct General Partners”), may be deemed to have sole power to vote and dispose of these shares, (5) Amadeus Limited, the manager of each of Amadeus A, Amadeus B, Amadeus C, Amadeus D, Affiliates Fund, Velocity Fund and Amadeus EII (the “Funds”) and the Direct General Partners, has sole voting and dispositive power with respect to such shares, and (6) the directors of Amadeus Limited have delegated their voting and dispositive power with respect to shares held by the Funds managed by Amadeus Limited to a committee comprised of Anne Glover, Hermann Hauser, Andrea Traversone, Richard Anton and Mikael Johnsson (the “Committee Members”), who each may be deemed to have shared power to vote and dispose of such shares. The address for each of Amadeus A, Amadeus B, Amadeus C, Velocity Fund, Amadeus EI, Amadeus EII, Amadeus Capital GP, Amadeus Limited and each of the Amadeus Directors is Suite 1, 2nd Floor, 2 Quayside, Cambridge, England CB5 8AB. The address for Amadeus D is c/o PE Concepts Verwaltungs GmbH, Möhlstr. 23 c/o BLLW, 81675 Munich, Germany. The address for Affiliates Fund is c/o The Corporation Trust Company, 1209 Orange Street, Wilmington, New Castle County, Delaware, 19801. The address for each of Amadeus II GP, Amadeus Velocity GP, Amadeus EI GP, Amadeus EII GP, and Amadeus GP LTD is 50 Lothian Road, Festival Square, Edinburgh, Scotland EH3 9WJ.

(3)
Information concerning stock ownership was obtained from the Schedule 13D filed with the SEC on October 21, 2019 by Jericho Capital Asset Management L.P. Jericho reported shared voting power with respect to 3,345,094 shares of common stock and shared dispositive power with respect to 3,345,094 shares of common stock. The address of Jericho is 510 Madison Avenue, 27th Floor, New York, NY 10022.

(4)
Information concerning stock ownership was obtained from the Schedule 13D filed with the SEC on October 21, 2019 by Corvex Management LP. Corvex reported shared voting power with respect to 3,345,094 shares of common stock and shared dispositive power with respect to 3,345,094 shares of common stock. The address of Jericho is 667 Madison Avenue, New York, NY 10065.

(5)
Information concerning stock ownership was taken from Amendment No. 2, filed with the SEC on February 12, 2020, to the Schedule 13G filed by the following. Consists of 2,874,313 shares of common stock, of which (1) 1,789,894 shares are held of record by Pitango Venture Capital Fund III (USA) L.P.; (2) 165,518 shares held of record by Pitango Venture Capital Fund III (USA) Non‑Q L.P.; (3) 483,978 shares held of record by Pitango Venture Capital Fund III (Israeli Investors) L.P.; (4) 245,947 shares held of record by Pitango Parallel Investor Fund III (USA) L.P. (collectively, the “Pitango Entities”); (5) 63,004 shares held of record by Pitango Principals Fund III (USA) L.P.; and (6) 125,972 shares held of record by Pitango Venture Capital Fund III Trusts 2000 Ltd. (“Pitango Trusts”). The Pitango Principals (as defined below) possess shared voting and dispositive power with respect to all shares of common stock held by all Pitango Entities. The partners of Pitango GP are eight private companies that are each owned by one of the following individuals-Rami Beracha, Bruce Crocker, Isaac Hillel, Rami Kalish, Aaron Mankovski, Chemi Peres, Isaac Shrem and Zeev Binman (the “Pitango Principals”). The partners of Pitango Israeli GP are also private companies that are each owned by one of the Pitango Principals. The Pitango Principals therefore possess shared voting and dispositive power with respect to all shares of common stock held by all Pitango reporting persons. The address for the above listed entities is 11 HaMenofim Street, Building B, Herzeliya 4672562, Israel.

(6)
Consists of (1) 306,671 shares held of record by Mr. DeCesare; and (2) 504,245 shares subject to options exercisable within 60 days of December 31, 2019, 504,245 of which are fully vested as of such date, and 87,707 RSU shares subject to vesting within 60 days of December 31, 2019.

(7)
Consists of (1) 150,380 shares subject to options exercisable within 60 days of December 31, 2019, of which 150,380 are fully vested as of such date, and 37,219 RSU shares of common stock issuable upon the vesting of RSUs within 60 days of December 31, 2019.

(8)
Consists of (1) 2,909 shares held of record by Mr. Harms; (2) 109,962 shares held of record by Harms Family Trust Dated April 20, 2006, for which Mr. Harms and Cassandra R. Harms serve as trustees; (3) 32,027 shares subject to options exercisable within 60 days of December 31, 2019, of which 22,212 are fully vested as of such date; and (4) 29,136 shares of common stock issuable upon the vesting of RSUs within 60 days of December 31, 2019.

(9)
Consists of (1) 75,480 shares subject to options exercisable within 60 days of December 31, 2019, of which 75,480 are fully vested as of such date; and (2) 9,748 shares of common stock issuable upon the vesting of RSUs within 60 days of December 31, 2019.

(10)	Consists of 320,942 shares held of record by the Yeshurun Family Trust.

(11)	Consists of 437,863 shares held of record by Mr. DeWalt.

(12)	Consists of 13,233 shares held of record by Mr. Beer.

(13)	Consists of 90,873 shares held of record by the SGLG Living Trust dated 12/11/12, for which Ms. Gouw serves as trustee.

(14)	Consists of 95,139 shares held by Mr. Jensen that are subject to options exercisable within 60 days of December 31, 2019, 95,139 of which are fully vested as of such date.

(15)	Consists of (1) 204,873 shares held of record by Mr. Salem; and (2) 125,000 shares held of record by Enrique Salem 2017 Guarantor Retained Annuity Trust, for which Mr. Salem serves as trustee.

(16)
Consists of (1) 2,674,966 shares held of record by our current officers and directors, (2) 857,271 shares subject to options exercisable within 60 days of December 31, 2019, 493,591 of which are fully vested as of such date, and (3) 163,810 shares of common stock issuable upon the vesting of RSUs within 60 days of December 31, 2019.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	9,449,747(3)	$12.33	4,962,732
Equity compensation plans not approved by security holders	0	0	0
Total	9,449,747	$12.33	4,962,732

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account RSUs or PSUs, which have no exercise price.

(2)
Includes the following plans: the 2017 Plan, the 2000 Plan and the ESPP. Our 2017 Plan provides that on the date of the first regularly scheduled meeting of the compensation committee of the board of directors occurs during the fiscal year in which the increase occurs, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 3,800,000 shares of common stock, (ii) five percent of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. Our ESPP provides that on the date of the first regularly scheduled meeting of the compensation committee of the board of directors occurs during the fiscal year in which the increase occurs, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 800,000 shares of common stock, (ii) one percent of the aggregate number of shares of common stock outstanding on such date, or (iii) such other amount as may be determined by our board of directors.

(3)	Includes 3,066,446 shares subject to outstanding stock options and 6,383,301 shares subject to outstanding RSU grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the section titled “Compensation Discussion and Analysis - Executive Compensation” the following is a description of each transaction during fiscal 2019 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers, or beneficial owners of more than 5% of any class of our capital stock or any immediate family member of, or person sharing a household with, and of these individuals or entities had or will have a direct or indirect material interest.

Employment Arrangement with Immediate Family Member of Member of our Board of Directors - Shai Yeshurun is a Senior Director of Finance and the son of Yehezkel Yeshurun, a member of our board of directors. Shai Yeshurun’s total compensation in 2019 was approximately $155,000 and his current annual salary is approximately $135,000.
Night Dragon Agreement - On June 5, 2019, we entered into a consulting agreement with Night Dragon II, LLC (“Night Dragon”). Pursuant to the Night Dragon Agreement, Night Dragon will provide consulting and business development services to the Company over a period of two years, including customer engagement, speaking activities, competitive and market analysis, business development assistance and expertise and other services as described in the Night Dragon Agreement. David DeWalt, a member of our board of directors, is a principal and the chief executive officer of Night Dragon who will personally provide services to the Company under the Night Dragon Agreement and as such the Night Dragon Agreement constitutes a related party transaction. In consideration for the consulting and business development services to the Company, the our board of directors granted Mr. DeWalt a number of PSUs calculated based on the Company’s policy of a 30- day look-back period with a grant date fair value (as determined in accordance with U.S. generally acceptable accounting principles) of $2.5 million. The PSUs have been granted pursuant to the 2017 Plan and will vest on the achievement of certain milestones as detailed in the Night Dragon Agreement, in each case, so long as the Night Dragon Agreement remains in effect. Given the related party nature of the Night Dragon Agreement, the Company’s audit committee, consistent with its charter, approved the Night Dragon Agreement and recommended it for approval by the independent directors of our board of directors, who approved it on June 3, 2019. As part of its approval of the Night Dragon Agreement, the board of directors considered the value of such consulting and business development services provided by other various third parties, including the cost to the Company of acquiring such services, in comparison to the particular value that would be added by the unique domain expertise of Mr. DeWalt and Night Dragon.

Sale of Products/Services (McKesson) - Kathy McElligott joined our board of directors in May 2019. Until February 2020, Ms. McElligott was the Executive Vice President, Chief Information Officer/Chief Technology Officer at McKesson. The Company entered into a new sales transaction with McKesson in the standard course of business during the third fiscal quarter of 2019. Given the related party nature of the agreement with McKesson, the Company’s audit committee, consistent with its charter, approved the sale on November 19, 2019. In 2019, the Company received approximately $7.9 million from McKesson for the sale of Company products, approximately $2.2 million of which was received after Ms. McElligott joined our board of directors.
Sale of Products/Services (Schneider Electric) - Elizabeth Hackenson joined our board of directors in May 2019. Ms. Hackenson serves as the Chief Information Officer at Schneider Electric USA, Inc. Schneider Electric orders were booked and fulfilled through the Company’s reseller/distribution chain. Given the related party nature of the agreement with Schneider Electric, the Company’s audit committee, consistent with its charter, approved the transaction on August 20, 2019. The transaction resulted in the sale of Company products to Schneider Electric in an aggregate value of approximately $520,000 in 2019.
Sale of Products/Services (Alaska Airlines) - James Beer is a member of our board of directors. Mr. Beer has served on the board of Alaska Air Group which owns Alaska Airlines since 2017. In 2019, the Company sold products and services in an aggregate value of approximately $460,000 to Alaska Airlines in the ordinary course of business.
Purchase of Products/Services (Optiv Security) - Mr. DeWalt has served on the board of Optiv Security since 2017. In 2019, the Company purchased products and services in an aggregate value of approximately $420,000 from Optiv Security in the ordinary course of business.
Purchase of Products/Services (Clari, Inc.) - Enrique Salem has served on the board of Clari, Inc. since 2013. In 2019, the Company purchased products and services in an aggregate value of approximately $315,000 from Clari in the ordinary course of business.
Policies and Procedures for Related Party Transactions
Our audit committee has adopted a formal written policy providing that our audit committee is responsible for reviewing “related party transactions,” which are transactions (i) in which we were, are or will be a participant, (ii) in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and (iii) in which a related person had, has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members, in each case, since the beginning of the most recently completed year.
Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee. In determining whether to approve or ratify any such proposal, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party and (ii) the extent of the related party’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (i) certain compensation arrangements of executive officers, (ii) certain director compensation arrangements, (iii) transactions with another company at which a related party’s only relationship is as an employee, other than an executive officer or director, or beneficial owner of less than 5% of that company’s shares, (iv) charitable contributions, grants or endowments by us to a charitable organization, foundation or university where the related party’s only relationship is as an employee, other than an executive officer or director, if the aggregate amount involved does not exceed the greater of $100,000 or 2% of the charitable organization’s total annual receipts, and (v) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Services
Ernst & Young LLP (“EY”), independent registered public accountants, was appointed to audit our financial statements for our fiscal years ending December 31, 2019 and December 31, 2018. The following table presents fees for professional audit services and other services rendered to our company by EY for our fiscal years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
Service Category	2019	2018
Audit Fees(1)	$3,289,440	$2,780,653
Audit-Related Fees(2)	$0	$247,429
Total	$3,289,440	$3,028,082

(1)
Audit fees primarily consist of fees for professional services performed for the audit of our consolidated annual financial statements and the review of our unaudited quarterly financial statements. Audit fees also include fees for services performed in conjunction with our adoption of the new revenue recognition standard (Accounting Standards Codification 606) and fees for statutory audits.

(2)
Audit-related fees primarily consist of audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “Audit Fees.”

Auditor Independence
In our fiscal year ended December 31, 2019, there were no other professional services provided by EY that would have required our audit committee to consider their compatibility with maintaining the independence of EY.
Audit Committee Pre-Approval Policies and Procedures
Consistent with requirements of the SEC and the Public Company Oversight Board (the “PCAOB”) regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm submits a detailed description of services expected to be rendered during that year for each of the following categories of services to our audit committee for approval:

•
Audit services. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

•
Audit related services. Audit related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

•	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

•	Other services. Other services are those services not described in the other categories.
Our audit committee pre-approves particular services or categories of services on a case-by-case basis. The fees are budgeted, and our audit committee requires our independent registered public accounting firm and management to report actual fees versus budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by our audit committee before our independent registered public accounting firm is engaged. Any proposed services exceeding these levels or amounts require specific pre-approval by our audit committee. All fees paid to EY for our fiscal year ended December 31, 2019 were pre-approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

1.	Consolidated Financial Statements
Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2.	Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown either in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or in the notes thereto.

3.	Exhibits
The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Amendment No. 1 on Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38253	3.1	December 8, 2017
3.2*	Amended and Restated Bylaws of the Registrant.	8-K	001-38253	3.1	November 25, 2019
4.1*	Specimen common stock certificate of the Registrant.	S-1/A	333-220767	4.1	October 16, 2017
4.3*	Description of Capital Stock.	10-K	001-38253	4.3	February 28, 2020
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-220767	10.1	October 2, 2017
10.2*+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220767	10.3	October 16, 2017
10.3*+	2017 Employee Stock Purchase Plan.	S-1/A	333-220767	10.4	October 16, 2017
10.4*+	2000 Stock Option and Incentive Plan, as amended, and form of agreements thereunder.	S-1	333-220767	10.5	October 2, 2017
10.5*	Lease Agreement, by and between the Registrant and CF Tasman SV LLC, dated as of October 16, 2015.	S-1	333-220767	10.6	October 2, 2017
10.6+*	Amended and Restated Employment Agreement between the Registrant and Michael DeCesare, dated May 18, 2016, as amended.	S-1	333-220767	10.14	October 2, 2017
10.7+*	Employment Agreement between the Registrant and Antonio Pedro Abreu, dated March 17, 2017.	S-1	333-220767	10.15	October 2, 2017
10.8+*	Employment Agreement between the Registrant and Christopher Harms, dated March 17, 2017.	S-1	333-220767	10.16	October 2, 2017
10.9+*	Employment Agreement between the Registrant and Darren J. Milliken, dated July 8, 2017.	S-1	333-220767	10.17	October 2, 2017
10.10*	Amended and Restated Investors’ Rights Agreement, dated November 25, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-220767	10.18	October 2, 2017
10.11+*	Summary of 2017 Bonus Plan.	10-K	001-38253	10.18	February 22, 2018
10.12+*	Outside Director Compensation Policy.	10-Q	001-38253	10.1	May 9, 2019
10.13+*	Executive Bonus Compensation Plan.	S-1/A	333-220767	10.22	October 16, 2017
10.14*	Master Integration Agreement between the Registrant and Arrow Intelligent Systems Group operating under Arrow Electronics, Inc., dated November 3, 2017.	10-K	001-38253	10.21	February 22, 2018
10.15*+	Summary of 2018 Bonus Plan.	10-K	001-38253	10.15	March 1, 2019

10.16	Share Purchase Agreement between the Registrant and Securitymatters Holding B.V., Emerald Cleantech Fund III LP, Emerald Industrial Innovation Fund LP, KPN Ventures B.V., Phoenix Contact Venture Funds I GmbH, Robert Bosch Venture Capital GmbH, Mr. Alessandro Foti, Mr. Cliff Gregory, Bolzonsoft B.V., Etalle B.V. and Zambon B.V., dated November 6, 2018.	10-K	001-38253	10.16	March 1, 2019
10.17*	Second Amended and Restated Loan and Security Agreement by and among the Registrant, Silicon Valley Bank, and Forescout Government Solutions, LLC, effective March 31, 2019.	10-Q	001-38253	10.2	May 9, 2019
10.18*+	Consulting Agreement by and between the Registrant and Night Dragon II, LLC dated as of June 5, 2019.	8-K	001-38253	10.1	June 7, 2019
10.19*+	Form of 2017 Equity Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement.	10-Q	001-38253	10.1	August 7, 2019
10.20*+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Pedro Abreu, dated May 24, 2019.	10-Q	001-38253	10.2	August 7, 2019
10.21*+	Amendment Two to Forescout Technologies, Inc. Employment Agreement between Registrant and Pedro Abreu, dated January 1, 2020.	10-K	001-38253	10.21	February 28, 2020
10.22*+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Christopher Harms, dated January 1, 2020.	10-K	001-38253	10.22	February 28, 2020
10.23*+	Amendment One to Forescout Technologies, Inc. Employment Agreement between Registrant and Darren Milliken, dated January 1, 2020.	10-K	001-38253	10.23	February 28, 2020
10.24*+	Summary of 2019 Bonus Plan.	10-K	001-38253	10.24	February 28, 2020
21.1*	List of subsidiaries of the Registrant.	10-K	001-38253	21.1	February 28, 2020
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	001-38253	23.1	February 28, 2020
31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-38253	31.1	February 28, 2020
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-38253	31.2	February 28, 2020
31.3**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.4**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-38253	32.1	February 28, 2020
32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-38253	32.2	February 28, 2020
101.INS*	XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Previously filed.
**	Filed herewith.
+	Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

FORESCOUT TECHNOLOGIES, INC.
By:	/s/ Michael DeCesare
Michael DeCesare
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael DeCesare	Chief Executive Officer, President & Director (Principal Executive Officer)	April 29, 2020
MICHAEL DECESARE
/s/ Christopher Harms	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	April 29, 2020
CHRISTOPHER HARMS
*	Chair of the Board of Directors
THERESIA GOUW
*	Director
DAVID G. DEWALT
*	Director
ELIZABETH HACKENSON
*	Director
ENRIQUE SALEM
*	Director
JAMES BEER
*	Director
KATHY MCELLIGOTT
*	Director
MARK JENSEN
*	Co-Founder and Director
YEHEZKEL YESHURUN
*

By:	/s/ Michael DeCesare
Michael DeCesare
Attorney-in-Fact