Form 10-Q
period 2020-03-31
FORESCOUT TECHNOLOGIES, INC
filed 2020-05-11
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 49,264,795.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the merger agreement and our proposed acquisition by entities affiliated with Advent International Corporation (“Advent”);

•	the effect of the COVID-19 pandemic and related actions by individuals, governments, and private industry on our business, markets, and the economy

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products, and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our investment in our sales force and our expectations concerning the productivity and efficiency of our expanding sales force as our sales representatives become more seasoned;

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

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	fluctuations in our quarterly results of operations and other operating measures (including developments and volatility arising from COVID-19 and customer uncertainty related to the acquisition);

•	our expectations regarding changes in our cost of revenue, gross margins, and operating costs and expenses;

•	our expectations regarding the portions of our revenue represented by license revenue, subscription revenue, and professional services revenue;

•	our expectations concerning the impact on our results of operations of development of our distribution programs and sales through our channel partners;

•	our expectations of material future costs related to restructuring plans;

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows, or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, but not limited to, those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and, in particular, the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$83,795	$69,030
Marketable securities	16,126	29,181
Accounts receivable	39,650	84,168
Inventory	377	372
Deferred commissions - current	12,854	12,843
Prepaid expenses and other current assets	12,867	17,024
Total current assets	165,669	212,618
Deferred commissions - non-current	21,294	23,036
Property and equipment, net	22,618	23,835
Operating lease right-of-use assets	28,326	29,626
Restricted cash - non-current	1,530	1,555
Intangible assets, net	18,353	19,367
Goodwill	98,018	98,018
Other assets	7,460	8,172
Total assets	$363,268	$416,227

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,377	$10,692
Accrued compensation	26,881	34,007
Accrued expenses	15,397	16,279
Deferred revenue - current	111,402	112,232
Notes payable - current	6,402	8,248
Revolving credit facility	16,000	—
Operating lease liabilities - current	5,704	5,840
Total current liabilities	188,163	187,298
Deferred revenue - non-current	68,438	75,366
Operating lease liabilities - non-current	30,333	32,125
Other liabilities	23,705	23,893
Total liabilities	310,639	318,682

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000 shares authorized;
49,040 and 48,064 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	744,299	727,922
Accumulated other comprehensive loss	(688)	(633)
Accumulated deficit	(691,031)	(629,792)
Total stockholders’ equity	52,629	97,545
Total liabilities and stockholders' equity	$363,268	$416,227

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
License	$14,799	$37,680
Subscription	37,526	33,799
Professional services	4,828	4,089
Total revenue	57,153	75,568
Cost of revenue:
License	5,419	7,607
Subscription	7,013	5,207
Professional services	7,165	6,186
Total cost of revenue	19,597	19,000
Total gross profit	37,556	56,568
Operating expenses:
Research and development	23,246	18,497
Sales and marketing	47,288	55,923
General and administrative	24,481	16,213
Restructuring	2,512	—
Total operating expenses	97,527	90,633
Loss from operations	(59,971)	(34,065)
Interest expense	(235)	(93)
Other (expense) income, net	(601)	617
Loss before income taxes	(60,807)	(33,541)
Income tax provision	432	711
Net loss	$(61,239)	$(34,252)
Net loss per share, basic and diluted	$(1.26)	$(0.78)
Weighted-average shares used to compute net loss per share, basic and diluted	48,593	44,196

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(61,239)	$(34,252)
Other comprehensive (loss) income, net of tax:
Change in fair value adjustment on marketable securities	(55)	75
Foreign currency translation adjustments	—	(2,054)
Comprehensive loss	$(61,294)	$(36,231)

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	48,064	$48	$727,922	$(633)	$(629,792)	$97,545
Other comprehensive loss, net of tax	—	—	—	(55)	—	(55)
Stock-based compensation	—	—	13,478	—	—	13,478
Issuance of common stock in connection with employee equity incentive plans	976	1	2,899	—	—	2,900
Net loss	—	—	—	—	(61,239)	(61,239)
Balance as of March 31, 2020	49,040	$49	$744,299	$(688)	$(691,031)	$52,629

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
Other comprehensive loss, net of tax	—	—	—	(1,979)	—	(1,979)
Stock-based compensation	—	—	13,828	—	—	13,828
Issuance of common stock in connection with employee equity incentive plans	1,706	2	9,407	—	—	9,409
Vesting of early exercised stock options	24	—	202	—	—	202
Net loss	—	—	—	—	(34,252)	(34,252)
Balance as of March 31, 2019	45,133	$45	$662,674	$(2,281)	$(545,509)	$114,929

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(61,239)	$(34,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	13,858	13,828
Depreciation and amortization	3,056	2,845
Other	358	(15)
Changes in operating assets and liabilities
Accounts receivable	44,518	22,227
Inventory	(196)	253
Deferred commissions	1,731	1,520
Prepaid expenses and other current assets	4,168	(203)
Other assets	328	385
Accounts payable	(4,274)	(2,705)
Accrued compensation	(7,126)	(4,512)
Accrued expenses	(1,715)	549
Deferred revenue	(7,758)	6,559
Other liabilities	(172)	(40)
Net cash (used in) provided by operating activities	(14,463)	6,439
Cash flows from investing activities:
Purchases of property and equipment	(823)	(1,589)
Purchases of marketable securities	—	(37,651)
Proceeds from maturities of marketable securities	13,000	29,123
Net cash provided by (used in) investing activities	12,177	(10,117)
Cash flows from financing activities:
Proceeds from revolving credit facility	16,000	—
Repayments of notes payable	(1,875)	(1,875)
Proceeds from sales of shares through employee equity incentive plans	5,207	12,173
Payment related to shares withheld for taxes on vesting of restricted stock units	(2,319)	(2,764)
Others	13	—
Net cash provided by financing activities	17,026	7,534
Effect of exchange rate changes on cash and cash equivalents	—	(70)
Net change in cash, cash equivalents, and restricted cash for period	14,740	3,786
Cash, cash equivalents, and restricted cash at beginning of period	71,591	69,012
Cash, cash equivalents, and restricted cash at end of period	$86,331	$72,798

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$83,795	$70,663
Restricted cash included in prepaid expenses and other current assets	1,006	852
Restricted cash - non-current	1,530	1,283
Total cash, cash equivalents, and restricted cash	$86,331	$72,798

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
The Company offers its solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. The Company’s products for visibility and control capabilities consist of eyeSight, eyeSegment, eyeControl, and SilentDefense; eyeSight, eyeSegment, and eyeControl provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to operational technology (“OT”) devices, while SilentDefense provides for visibility and control capabilities deeper within the OT portion of the network. The Company’s products for orchestration capabilities are comprised of its portfolio of eyeExtend family of products.
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
Proposed Merger
On February 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ferrari Group Holdings, L.P., a Delaware limited partnership (“Parent”), and Ferrari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Advent.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent (the “Surviving Corporation”). Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $33.00, without interest.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by the Company’s stockholders; (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. On February 24, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On April 23, 2020, our stockholders approved the Merger Agreement. The Merger is expected to close in the second fiscal quarter of 2020. Upon consummation of the Merger, the Company’s common stock will no longer be listed on any public market.
COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets, which has decreased, and may further decrease, demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the pandemic is contained. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC's rules and regulations. The Company’s condensed consolidated financial statements include the results of Forescout Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s quarterly results. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements at that date but does not include all the disclosures required by GAAP for the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes, including but not limited to the potential impacts arising from the recent COVID-19 and public and private policies and initiatives aimed at reducing its transmission. These estimates form the basis of judgments made about carrying values of assets and liabilities, which are not readily apparent from other sources. The areas where management has made estimates requiring judgment include, but are not limited to, the best estimate of standalone selling prices for license and related support, the period over which deferred sales commissions are amortized to expense, accruals, stock-based compensation, provision for income taxes including related reserves, identified intangibles and goodwill, purchase price allocation of an acquired business, and incremental borrowing rate for operating leases. As the extent and duration of the impact from COVID-19 continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods. Actual results could differ materially from those estimates.
Summary of Significant Accounting Policies
Restructuring cost
The Company records restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (“ASC 420”), Exit or Disposal Cost Obligations. A liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Restructuring cost for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Post-employment Benefits. These costs are recognized as restructuring charges in the condensed consolidated statement of operations when management has committed to a restructuring plan and the severance costs are probable and estimable. Refer to Note 5 for further details.

Credit losses
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,

which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. The effect on its consolidated financial statements and related disclosures is not material.
Except for restructuring cost and the impact of the adoption of Topic 326, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently Issued and Not Yet Adopted Accounting Pronouncements
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

Note 2. Revenue, Deferred Revenue and Deferred Commissions
Disaggregation of Revenue
The Company derives revenue from sale of Software Products, Hardware Products, term contracts, and professional services. All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how the Company evaluates its financial performance (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
License
Software Products
Perpetual license	$9,359	$25,759
Term license	653	324
Hardware Products	4,787	11,597
Subscription
Software as a service (“SaaS”)	126	—
Support and maintenance	37,400	33,799
Professional services	4,828	4,089
Total revenue	$57,153	$75,568

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
Subscription Revenue
Subscription revenue is derived from support and maintenance contracts, the value allocated to support and maintenance within Software Products subscription contracts, and software-as-a-service (“SaaS”) offering contracts. SaaS customers do not have the right to take possession of the cloud-based software. Subscription contracts have terms that are generally either one or three years, but can be up to five years. Subscription revenue is recognized ratably over the term of the contract and any unearned subscription revenue is included in deferred revenue.
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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended March 31, 2020
Contract Liabilities
Balance as of December 31, 2019	$188,907
Additions	48,920
Gross revenue recognized	(57,153)
Balance as of March 31, 2020	$180,674
During the three months ended March 31, 2020, the Company recognized revenue of $34.1 million that was included in the contract liabilities balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized revenue of $31.5 million that was included in the contract liabilities balance as of December 31, 2018.
Performance Obligations
Contracted not recognized revenue was $180.4 million as of March 31, 2020, of which the Company expects to recognize approximately 62% of the revenue over the next 12 months and the remainder thereafter.
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents:
Cash	$63,778	$—	$—	$62,188	$—	$—
Money market accounts	20,017	—	—	6,842	—	—
Total cash and cash equivalents	83,795	—	—	69,030	—	—
Marketable securities:
Commercial paper	—	—	—	—	1,998	—
Corporate debt securities	—	16,126	—	—	24,168	—
U.S. government securities	—	—	—	—	3,015	—
Total marketable securities	—	16,126	—	—	29,181	—
Restricted cash (current and non-current)	2,536	—	—	2,561	—	—
Total financial assets	$86,331	$16,126	$—	$71,591	$29,181	$—

Note 4. Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$—	$—	$—	$—	$1,998	$—	$1,998
Corporate debt securities	16,131	3	(8)	16,126	24,122	46	24,168
U.S. government securities	—	—	—	—	3,012	3	3,015
Total marketable securities	$16,131	$3	$(8)	$16,126	$29,132	$49	$29,181

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of March 31, 2020 and December 31, 2019 by the contractual maturity date (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$16,131	$16,126	$29,132	$29,181
Total	$16,131	$16,126	$29,132	$29,181

The Company had 5 marketable securities in unrealized loss position as of March 31, 2020. The Company had no marketable securities in an unrealized loss position as of December 31, 2019. For individual marketable securities that were in an unrealized loss position as of March 31, 2020, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized loss position are presented in the following tables (in thousands):

	March 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$8,058	$(8)	$—	$—	$8,058	$(8)
Total	$8,058	$(8)	$—	$—	$8,058	$(8)

Unrealized losses related to these marketable securities were immaterial. The effect of COVID-19 on our impairment assessment requires significant judgment due to the uncertainty around the impact. The Company does not intend to sell and it is not likely that the Company would be required to sell these marketable securities before recovery of their amortized cost basis, which may be at maturity.
Note 5. Restructuring
Q1 2020 Restructuring Plan
In the first quarter of fiscal year 2020, the Company initiated a restructuring plan (the “Q1 2020 Restructuring Plan”) as part of the Company’s effort to realign its cost structure in both its go-to-market and engineering organizations. The Q1 2020 Restructuring Plan included reduction in force of approximately 90 employees within the sales, marketing, and engineering functions and was largely completed by March 31, 2020 with no material future costs expected to be incurred.
The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

Workforce Reduction Cost
Accrual balance as at December 31, 2019	$—
Restructuring charges	2,512
Cash payments	(1,343)
Accrual balance as at March 31, 2020	$1,169

The accrued restructuring balance as at March 31, 2020 is included in accrued expenses on the Company’s condensed consolidated balance sheets.

Note 6. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue:
License	$122	$83
Subscription	524	443
Professional services	516	401
Research and development	3,683	3,078
Sales and marketing	5,804	6,486
General and administrative	3,209	3,337
Total	$13,858	$13,828

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan, and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	3,066	$12.33	5.6	$62,759
Options exercised	(450)	$11.60
Options forfeited	(25)	$20.11
Balance—March 31, 2020	2,591	$12.39	5.3	$49,762
Options vested and exercisable—March 30, 2020	2,425	$11.79	5.2	$48,022

As of March 31, 2020, the total unrecognized compensation cost related to unvested options was $1.6 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.
Restricted Stock Units (“RSUs”) and Performance Based Stock Units (“PSUs”)
The following table summarizes RSU and PSU activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), and related information (in thousands, except per share and contractual life amounts):

	RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	6,391	$31.37	1.7	$209,621
Granted	178	$30.80
Vested	(597)	$31.01
Forfeited	(476)	$31.94
Balance—March 31, 2020	5,496	$31.35	1.6	$173,622

The Company has issued PSUs to select executives under the 2017 Plan. The majority of the PSUs vest over a period of four years from the date of grant subject to both the continued employment of the participant with the Company and the achievement of one or more pre-established financial performance goals. Stock-based compensation expense for PSUs is recognized using the accelerated attribution method over the requisite service periods when it is probable that the performance condition will be achieved.
As of March 31, 2020, the total unrecognized compensation cost related to unvested RSUs and PSUs was $134.9 million, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
Note 7. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three months ended March 31, 2020 and 2019, the Company recorded a tax provision of $0.4 million and $0.7 million, respectively, representing an effective tax rate of (0.7)% and (2.1)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in worldwide loss before income taxes. The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance.
In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The impact of the CARES Act does not have a material impact to the Company’s consolidated financial statements.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(61,239)	$(34,252)
Weighted-average shares used to compute net loss per share, basic and diluted	48,593	44,196
Net loss per share, basic and diluted	$(1.26)	$(0.78)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would reduce the net loss per share (in thousands):

	As of March 31,
	2020	2019
Options to purchase common stock	2,591	4,717
Unvested early exercised common shares	—	24
Unvested restricted stock units	5,496	5,470
Employee Stock Purchase Plan	196	233

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See the section titled “Special Note Regarding Forward-Looking Statements.”
Unless expressly indicated or the context requires otherwise, the terms “Forescout,” “we,” “us,” and “our” in this document refer to Forescout Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.
Overview
We offer our solution across two product groups: (i) products for visibility and control capabilities, and (ii) products for orchestration capabilities. Our products for visibility and control capabilities consist of eyeSight, eyeSegment, eyeControl, and SilentDefense. Our eyeSight, eyeSegment, and eyeControl products provide for visibility and control capabilities across the extended enterprise, from campus to data center to hybrid cloud to OT devices, while our SilentDefense product provides for visibility and control capabilities deeper within the OT portion of the network. Our products for orchestration capabilities are comprised of our portfolio of our eyeExtend family of products.
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
Proposed Merger
On February 6, 2020, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Ferrari Group Holdings, L.P., a Delaware limited partnership (“Parent”), and Ferrari Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Advent.
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
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) approval of the Merger Agreement by our stockholders; (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. On February 24, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On April 23, 2020, our stockholders approved the Merger Agreement. The Merger is expected to close in the second fiscal quarter of 2020. Upon consummation of the Merger, our common stock will no longer be listed on any public market.

Impact of COVID-19 on our Results of Operations
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
The broader impact of COVID-19 on our results of operations and overall financial performance remains uncertain as the extent and duration of the impact from COVID-19 continue to evolve and additional information becomes available and will impact our business and consolidated results of operations and may impact our financial condition in the future. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings; however, we have generally been able to deliver our products and services remotely. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are working remotely as of March 15, 2020. The economic uncertainty from the COVID-19 pandemic has also impacted our customers and their available budgets to spend on our products and services, which has resulted in an unfavorable impact on our revenue growth and gross margin in the first quarter of 2020 and which may also delay the timing of future sales. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business. In addition, during the first quarter of fiscal 2020, we borrowed $16.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of global economic uncertainty and financial market conditions caused by COVID-19. The amount borrowed has been gradually paid down and will be fully paid upon consummation of the Merger. See section titled “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.
First Quarter 2020 Financial Highlights
Since our inception through March 31, 2020, we have sold to nearly 3,800 end-customers in nearly 100 countries, including 26% of the Global 2000. For the three months ended March 31, 2020 and 2019, we sold to 9% and 8% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial services, healthcare, technology, manufacturing, energy, services, retail, entertainment, and education.
The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended March 31,
	2020	2019

	(Dollars in thousands)
Total revenue	$57,153	$75,568
Total revenue year-over-year percentage growth	(24)%	27%
Gross margin	66%	75%
Loss from operations	$(59,971)	$(34,065)
Loss from operations as a percentage of total revenue	(105)%	(45)%
Net loss	$(61,239)	$(34,252)
Net cash (used in) provided by operating activities	$(14,463)	$6,439
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
X = (A + B + C)/(B + D)
where:

X = net-recurring revenue retention rate
A = annualized value of term contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of term contracts not subject to renewal because the scheduled expiration date of the multi-year contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new term contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of term contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal rate of their support and maintenance contracts and Software Products subscription contracts. Our net-recurring revenue retention rate as of March 31, 2020 and December 31, 2019 were 121% and 122%, respectively. The 100 basis point decrease primarily reflects the decreased adoption of new Software Products subscription contracts from end-customers that have been end-customers for more than one year for the twelve months ended March 31, 2020. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from term contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account perpetual license revenue or professional services revenue. The annualized value of our contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our term contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
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
We believe this metric is an important metric in understanding the impact of customer buying preferences for the varying Software Products options upon our reported revenue. We calculate the recurring revenue rate as a subscription revenue plus the portion of license revenue that is derived from the value allocated to license within our Software Products subscription contracts, collectively, as a percent of total revenue, as measured over the trailing 12 month period. We calculate the recurring revenue rate using the following formula:
X = (A + B)/C
where:
X = recurring revenue rate

A = subscription revenue over the trailing 12 month period
B = value allocated to license revenue within our Software Products subscription contracts over the trailing 12 month period
C = total revenue
Our recurring revenue rate as of March 31, 2020 and December 31, 2019 were 53% and 49%, respectively. The 400 basis point increase primarily reflects the increased adoption of new subscription contracts in the three months ended March 31, 2020. The numerator does not take into account perpetual license revenue or professional services revenue. The numerator does include the value allocated to license within our Software Products subscription contracts for all contract durations. Those contract durations that are greater than 12 months will raise the recurring revenue rate for the first 12 months of the contract duration and will lower the recurring revenue rate for the balance of the contract duration after the first 12 months relative to the annualized value of such Software Products subscription contracts.
Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	$14,799	$37,680
Subscription	37,526	33,799
Professional services	4,828	4,089
Total revenue	57,153	75,568
Cost of revenue:
License (1)	5,419	7,607
Subscription (1)	7,013	5,207
Professional services (1)	7,165	6,186
Total cost of revenue	19,597	19,000
Total gross profit	37,556	56,568
Operating expenses:
Research and development (1)	23,246	18,497
Sales and marketing (1)	47,288	55,923
General and administrative (1)	24,481	16,213
Restructuring	2,512	—
Total operating expenses	97,527	90,633
Loss from operations	(59,971)	(34,065)
Interest expense	(235)	(93)
Other (expense) income, net	(601)	617
Loss before income taxes	(60,807)	(33,541)
Income tax provision	432	711
Net loss	$(61,239)	$(34,252)

_____________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cost of revenue:
License	$122	$83
Subscription	524	443
Professional services	516	401
Research and development	3,683	3,078
Sales and marketing	5,804	6,486
General and administrative	3,209	3,337
Total	$13,858	$13,828

	Three Months Ended March 31,
	2020	2019

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	26%	50%
Subscription	66	45
Professional services	8	5
Total revenue	100	100
Cost of revenue:
License	9	10
Subscription	12	7
Professional services	13	8
Total cost of revenue	34	25
Total gross profit	66	75
Operating expenses:
Research and development	41	25
Sales and marketing	83	74
General and administrative	43	21
Restructuring	4	—
Total operating expenses	171	120
Loss from operations	(105)	(45)
Interest expense	—	—
Other (expense) income, net	(1)	1
Loss before income taxes	(106)	(44)
Income tax provision	1	1
Net loss	(107)%	(45)%

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue
Our revenue is comprised of license revenue, subscription revenue, and professional services revenue. License revenue is derived from sales of Software Products and Hardware Products, which includes the value allocated to license within our Software Products subscription contracts. Subscription revenue is derived from term contracts with terms that are generally either one or three years, but can be up to five years. Professional services revenue is generally recognized over time as the services are rendered. As a percentage of total revenue, we expect our license revenue, subscription revenue, and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors as well as the impact of COVID-19 and other factors that may impact customer behavior such as our pending transaction with Advent.

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$14,799	$37,680	$(22,881)	(61)%
Subscription	37,526	33,799	3,727	11%
Professional services	4,828	4,089	739	18%
Total revenue	$57,153	$75,568	$(18,415)	(24)%

License revenue decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $16.1 million decrease in Software Products revenue, and a $6.8 million decrease in Hardware Products revenue. The decrease in Software Products revenue included a $10.8 million decrease in the sales of eyeSight, eyeControl, and SilentDefense, and a $5.3 million decrease in the sale of eyeExtend. The decrease in license revenue primarily resulted from the economic slowdown caused by the global impact of the COVID-19 pandemic, as well as customer uncertainty related to the Merger.
Subscription revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to $3.1 million increase attributed to support and maintenance contracts that were renewals and a $0.5 million increase attributed to support and maintenance contracts associated with initial product sales.
Professional services revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in the sale of optional installation and training services.
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
Cost of subscription revenue consists of personnel costs for our global customer support organization and warranty-related hardware support costs. We expect our cost of subscription revenue to increase in absolute dollars over time as we grow our customer support organization to accommodate our anticipated subscription revenue growth rate. In addition, we also expect the cost of subscription revenue to increase in absolute dollars as costs of the infrastructure for our SaaS products increase.
Cost of professional services revenue consists of personnel costs for our global professional services organization and costs paid to third-party contractors that deliver some of our services. Although we are continuing to scale our organization and, therefore, expect that cost of professional services revenue will increase in absolute dollars, we expect our cost of professional services revenue to decline over the longer term as a percentage of our professional services revenue as we expect to scale our professional services organization at a lower growth rate than our anticipated professional services revenue growth rate.

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$5,419	$7,607	$(2,188)	(29)%
Subscription	7,013	5,207	1,806	35%
Professional services	7,165	6,186	979	16%
Total cost of revenue	$19,597	$19,000	$597	3%

Cost of license revenue decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $1.5 million decrease due to lower quantities of appliances sold that are embedded with our software and a $0.7 million decrease due to lower quantities of hardware sold separately for use with our Software Products.
Cost of subscription revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increases in personnel costs related to an 11% increase in headcount in our customer support organization and an increase in cloud-based cost with the expansion of our SaaS offering.
Cost of professional services revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increases in personnel costs related to a 14% increase in headcount in our professional services organization.
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
Margin on our Software Products was approximately 94% and 98% for the three months ended March 31, 2020 and 2019, respectively. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately (8)% and 24% for the three months ended March 31, 2020 and 2019, respectively. The negative margin on hardware sold separately for use with our Software Products primarily reflects two large deals that were deeply discounted as a result of one off negotiations. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 71% and 84%, and the average margin on our low-end appliances was approximately 26% and 42%, for the three months ended March 31, 2020 and 2019, respectively.

We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.

	Three Months Ended March 31,
	2020		2019		Change
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin %

	(Dollars in thousands)
Gross profit:
License	$9,380	63%	$30,073	80%	$(20,693)	(17)%
Subscription	30,513	81%	28,592	85%	1,921	(4)%
Professional services	(2,337)	(48)%	(2,097)	(51)%	(240)	3%
Total gross profit	$37,556	66%	$56,568	75%	$(19,012)	(9)%

Gross profit decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is consistent with the changes in our revenue and cost of revenue.
Gross margin decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
The decrease in margin on our license revenue was primarily driven by a shift in product mix within Hardware Products revenue due to a lower concentration of high-end appliances revenue and higher concentration of revenue from hardware sold separately for use with our Software Products for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 89:10:1 for the three months ended March 31, 2020, from 57:22:21 for the three months ended March 31, 2019. The mix between Software Products revenue and Hardware Products revenue was relatively consistent representing 68:32 for the three months ended March 31, 2020 and 69:31 for the three months ended March 31, 2019.
The decrease in margin on our subscription revenue was due to higher personnel costs related to increased headcount in our support organization, as compared to our subscription revenue growth. The decrease was further driven by an increase in cloud-based cost with the expansion of our SaaS offering.
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

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$23,246	$18,497	$4,749	26%
Sales and marketing	47,288	55,923	(8,635)	(15)%
General and administrative	24,481	16,213	8,268	51%
Restructuring	2,512	—	2,512	100%
Total operating expenses	$97,527	$90,633	$6,894	8%

Research and development expense increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in personnel costs of $4.6 million resulting from 22% increase in headcount, net of 5% decrease in headcount attributable to the Q1 2020 Restructuring Plan.
Sales and marketing expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in personnel costs of $4.5 million resulting from a 16% decrease in headcount mainly attributable to the Q1 2020 Restructuring Plan and includes a decrease in commissions of $2.3 million consistent with the decrease in revenue for the period. The decrease was further driven by decreases in travel and entertainment expenses and sales and marketing expenses as various marketing events and travels were ceased in response to the COVID-19 pandemic.
General and administrative expense increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in professional fees of $9.1 million which includes consulting and legal fees in relation to the Merger Agreement.
Restructuring expense increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the Q1 2020 Restructuring Plan that resulted in a reduction in force of approximately 90 employees worldwide.
Interest Expense
Interest expense consists of interest on our outstanding indebtedness.

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(235)	$(93)	$(142)	153%
Interest expense increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $16.0 million drawdown of revolving credit facility.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, sublease income, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(601)	$617	$(1,218)	(197)%
Other (expense) income, net decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by foreign currency remeasurement and transaction losses.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes, unrecognized tax benefits, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.

	Three Months Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$432	$711	$(279)	(39)%
Effective tax rate	(0.7)%	(2.1)%

We recorded an income tax provision for the three months ended March 31, 2020 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The decrease in income tax provision for the three months ended March 31, 2020 was primarily related to a decrease in discrete tax expenses. The effective tax rate increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The impact of the CARES Act does not have a material impact to our consolidated financial statements.
Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	March 31, 2020	December 31, 2019

	(In thousands)
Working capital	$(22,494)	$25,320
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$83,795	$69,030
Marketable securities	16,126	29,181
Total cash, cash equivalents, and marketable securities	99,921	98,211
Total notes payable	6,402	8,248
Revolving credit facility	16,000	—
Net cash, cash equivalents, and marketable securities	$77,519	$89,963

Our liquidity and capital resources are derived from cash received from our initial public offering and follow-on offering, and cash flows from operations. Further, during the three months ended March 31, 2020, we elected to drawdown on the revolving credit facility available to us in light of the macro-economic conditions and its potential impact on credit market availability in the future. Our cash equivalents are comprised of cash and money market accounts. Our marketable securities are comprised of corporate-debt securities. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products as well as the timing of the closing of the Merger and the duration and extent of the COVID-19 pandemic and its effect on our business.
At March 31, 2020, our cash, cash equivalents, and marketable securities of $99.9 million were held for general corporate purposes, of which approximately $29.3 million was held outside of the United States. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $47.8 million during the three months ended March 31, 2020, primarily due to a decrease in accounts receivable, an increase in the revolving credit facility ($16 million), decrease in marketable securities, and decrease in prepaid expenses and other current assets, partially offset by increase in cash and cash equivalents, decrease in accrued compensation, decrease in accounts payable, and decrease in current notes payable. The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash (used in) provided by operating activities	$(14,463)	$6,439
Net cash provided by (used in) investing activities	12,177	(10,117)
Net cash provided by financing activities	17,026	7,534
Effect of exchange rate changes on cash and cash equivalents	—	(70)
Net change in cash, cash equivalents, and restricted cash for period	$14,740	$3,786
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash (used in) provided by operating activities was $(14.5) million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $20.9 million as compared to the three months ended March 31, 2019. The decrease in generation of cash during the three months ended March 31, 2020 was due primarily to lower billings and higher operating expenses as we continue to invest in the long-term growth of our business, partially offset by proceeds from collections.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash provided by investing activities during the three months ended March 31, 2020 was $12.2 million, primarily resulting from proceeds from maturities of marketable securities of $13.0 million, partially offset by capital expenditures to purchase property and equipment of $0.8 million related to the continuing growth of our business.
Cash used in investing activities during the three months ended March 31, 2019 was $10.1 million, primarily resulting from purchases of marketable securities of $37.7 million and capital expenditures to purchase property and equipment of $1.6 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $29.1 million.
Financing Activities
Our financing activities have consisted of proceeds from revolving credit facility, proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the three months ended March 31, 2020 was $17.0 million, primarily from the proceeds from drawdown of revolving credit facility of $16.0 million and the proceeds from the sales of shares through our employee equity incentive plans of $5.2 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $2.3 million and the repayment of notes payable of $1.9 million.
Cash provided by financing activities for the three months ended March 31, 2019 was $7.5 million, primarily from the sale of shares through our employee equity incentive plans of $12.2 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $2.8 million, and the repayment of notes payable of $1.9 million.

Contractual Obligations and Commitments
During the three months ended March 31, 2020, we elected to drawdown $16.0 million on the revolving credit facility available to us in light of the macro-economic conditions and its potential impact on credit market availability in the future, if it were to be necessary. Aside from the drawdown of the revolving credit facility, there were no material changes outside the ordinary course of business during the three months ended March 31, 2020 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no changes to our Critical Accounting Policies and Estimates for the three months ended March 31, 2020.
Recent Accounting Pronouncements
See Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our sales contracts are primarily denominated in U.S. Dollar. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates. We performed a sensitivity analysis of these risks to our financial positions as of March 31, 2020 to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of COVID-19. Our assessment of our exposures to market risk have not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See section titled “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our global workforce shifted to a primarily work from home environment beginning in March 2020. While our pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective.

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
Between March 13, 2020 and April 3, 2020, one putative class action, Smith v. Forescout Technologies, Inc., et al., No. 1:20-cv-00376, and three individual actions, Blackwell v. Forescout Technologies, Inc., et al., No. 1:20-cv-02267, Bushansky v. Forescout Technologies, Inc., et al., No. 5:20-cv-01867, and Williams v. Forescout Technologies, Inc., et al., No. 1:20-cv-02784 (collectively, the “Complaints”) were filed by purported Company stockholders against the Company and the members of the Company’s board of directors (the “Board”). Smith was filed in the U.S. District Court for the District of Delaware; Blackwell and Williams were filed in the U.S. District Court for the Southern District of New York; and Bushansky was filed in the U.S. District Court for the Northern District of California. The Complaints generally allege that the Company's preliminary proxy statement contained false or misleading statements regarding the merger in violation of Sections 14(a) and 20(a) of the Exchange Act. The Complaints each bring a claim for violation of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, against the Company and the members of the Board, and a claim for violation of Section 20(a) of the Exchange Act against the members of the Board as “controlling persons.” The actions seek, among other things, to (1) enjoin the defendants from consummating the merger; (2) cause the defendants to disseminate revised disclosures; and (3) rescind the merger or recover damages in the event that the merger is completed. The Company has not yet responded to any of the Complaints and, based on the Company’s preliminary review, the Company believes the claims to be without merit and plans to vigorously defend itself to the maximum extent allowed by law.

ITEM 1A.	RISK FACTORS
Refer to the description of the risk factors associated with our business in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except as set forth below, there have been no material changes from the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Before you buy our common stock, you should know that making such an investment involves some risks and uncertainties, including, but not limited to, the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the additional risk set forth below and elsewhere in this Quarterly Report on Form 10-Q. Additionally, any one of those risks could harm our business, financial condition and results of operations, which could cause our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
The recent global COVID-19 outbreak has adversely affected, and could continue to adversely affect, our business and results of operations. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business operations, financial performance, results of operations, and financial position.
In March 2020 the World Health Organization declared COVID-19 to be a pandemic. This outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. As a result of COVID-19, we are experiencing negative impacts on our sales and marketing efforts, along with delays to, and lengthening of, our sales cycles. Any of these could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations.
More generally, the outbreak of COVID-19 has adversely affected economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. We expect that until the pandemic subsides, we will face longer sales cycles and challenges attracting new customers and closing sales. Further, if we need to raise capital, we may not be able to do so on terms that are favorable for us or our stockholders, or at all. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

ITEM 6.	EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated February 6, 2020, among Ferrari Group Holdings, L.P., Ferrari Merger Sub, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K (No. 001-38253), filed with the SEC on February 7, 2020).

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

FORESCOUT TECHNOLOGIES, INC.

Dated: May 11, 2020	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: May 11, 2020	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
Principal Financial Officer