Form 10-Q
period 2020-06-30
FORESCOUT TECHNOLOGIES, INC
filed 2020-08-05
CIK 1145057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q
———————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 49,712,035.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our proposed acquisition by entities affiliated with Advent International Corporation (“Advent”), including the proposed tender offer in connection therewith;

•	the effect of the COVID-19 pandemic and related actions by individuals, governments, and private industry on our business, markets, and the economy

•	the evolution of the cyberthreat landscape facing enterprises in the United States and other countries;

•	developments and trends in the domestic and international markets for network security products and related services;

•	our expectations regarding the size of our target market;

•	our ability to educate prospective end-customers about our technical capabilities and the use and benefits of our products, and to achieve increased market acceptance of our solution;

•	our beliefs and objectives regarding our prospects and our future results of operations and financial condition;

•	the effects of increased competition in our target markets and our ability to compete effectively;

•	our business plan and our ability to manage our growth effectively;

•	our investment in our sales force and our expectations concerning the productivity and efficiency of our expanding sales force as our sales representatives become more seasoned;

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, cash flows, or prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, but not limited to, those described in the section titled “Risk Factors” and elsewhere in our filings with the SEC and, in particular, those risks discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,947	$69,030
Marketable securities	2,021	29,181
Accounts receivable	63,924	84,168
Inventory	1,418	372
Deferred commissions - current	13,350	12,843
Prepaid expenses and other current assets	11,383	17,024
Total current assets	147,043	212,618
Deferred commissions - non-current	20,848	23,036
Property and equipment, net	20,718	23,835
Operating lease right-of-use assets	27,265	29,626
Restricted cash - non-current	1,554	1,555
Intangible assets, net	17,339	19,367
Goodwill	98,018	98,018
Other assets	6,946	8,172
Total assets	$339,731	$416,227

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,899	$10,692
Accrued compensation	29,770	34,007
Accrued expenses	16,381	16,279
Deferred revenue - current	104,191	112,232
Notes payable - current	4,550	8,248
Operating lease liabilities - current	5,812	5,840
Total current liabilities	172,603	187,298
Deferred revenue - non-current	67,274	75,366
Operating lease liabilities - non-current	29,211	32,125
Other liabilities	23,638	23,893
Total liabilities	292,726	318,682

Stockholders' equity:
Common stock, $0.001 par value; 1,000,000 shares authorized;
49,550 and 48,064 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	50	48
Additional paid-in capital	762,187	727,922
Accumulated other comprehensive loss	(678)	(633)
Accumulated deficit	(714,554)	(629,792)
Total stockholders’ equity	47,005	97,545
Total liabilities and stockholders' equity	$339,731	$416,227

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License	$37,577	$38,831	$52,376	$76,511
Subscription	37,612	34,822	75,138	68,621
Professional services	4,687	4,627	9,515	8,716
Total revenue	79,876	78,280	137,029	153,848
Cost of revenue:
License	6,282	5,622	11,701	13,229
Subscription	7,041	5,599	14,054	10,806
Professional services	6,148	6,235	13,313	12,421
Total cost of revenue	19,471	17,456	39,068	36,456
Total gross profit	60,405	60,824	97,961	117,392
Operating expenses:
Research and development	21,514	19,440	44,760	37,937
Sales and marketing	38,988	56,173	86,276	112,096
General and administrative	21,733	15,838	46,214	32,051
Restructuring	859	—	3,371	—
Total operating expenses	83,094	91,451	180,621	182,084
Loss from operations	(22,689)	(30,627)	(82,660)	(64,692)
Interest expense	(118)	(142)	(353)	(235)
Other income (expense), net	572	505	(29)	1,122
Loss before income taxes	(22,235)	(30,264)	(83,042)	(63,805)
Income tax provision	1,288	496	1,720	1,207
Net loss	$(23,523)	$(30,760)	$(84,762)	$(65,012)
Net loss per share, basic and diluted	$(0.48)	$(0.68)	$(1.73)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	49,371	45,494	48,982	44,848

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,523)	$(30,760)	$(84,762)	$(65,012)
Other comprehensive (loss) income, net of tax:
Change in fair value adjustment on marketable securities	10	60	(45)	135
Foreign currency translation adjustments	—	1,602	—	(452)
Comprehensive loss	$(23,513)	$(29,098)	$(84,807)	$(65,329)

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	48,064	$48	$727,922	$(633)	$(629,792)	$97,545
Other comprehensive loss, net of tax	—	—	—	(55)	—	(55)
Stock-based compensation	—	—	13,478	—	—	13,478
Issuance of common stock in connection with employee equity incentive plans	976	1	2,899	—	—	2,900
Net loss	—	—	—	—	(61,239)	(61,239)
Balance as of March 31, 2020	49,040	$49	$744,299	$(688)	$(691,031)	$52,629
Other comprehensive income, net of tax	—	—	—	10	—	10
Stock-based compensation	—	—	12,522	—	—	12,522
Issuance of common stock in connection with employee equity incentive plans	510	1	5,366	—	—	5,367
Net loss	—	—	—	—	(23,523)	(23,523)
Balance as of June 30, 2020	49,550	$50	$762,187	$(678)	$(714,554)	$47,005

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	43,403	$43	$639,237	$(302)	$(511,257)	$127,721
Other comprehensive loss, net of tax	—	—	—	(1,979)	—	(1,979)
Stock-based compensation	—	—	13,828	—	—	13,828
Issuance of common stock in connection with employee equity incentive plans	1,706	2	9,407	—	—	9,409
Vesting of early exercised stock options	24	—	202	—	—	202
Net loss	—	—	—	—	(34,252)	(34,252)
Balance as of March 31, 2019	45,133	$45	$662,674	$(2,281)	$(545,509)	$114,929
Other comprehensive income, net of tax	—	—	—	1,662	—	1,662
Stock-based compensation	—	—	14,065	—	—	14,065
Issuance of common stock in connection with employee equity incentive plans	746	1	7,014	—	—	7,015
Vesting of early exercised stock options	24	—	204	—	—	204
Net loss	—	—	—	—	(30,760)	(30,760)
Balance as of June 30, 2019	45,903	$46	$683,957	$(619)	$(576,269)	$107,115

See Notes to Condensed Consolidated Financial Statements.

FORESCOUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(84,762)	$(65,012)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	25,625	27,893
Depreciation and amortization	6,465	5,790
Other	655	(8)
Changes in operating assets and liabilities
Accounts receivable	20,244	12,177
Inventory	(1,293)	(593)
Deferred commissions	1,681	1,809
Prepaid expenses and other current assets	5,142	318
Other assets	536	551
Accounts payable	1,297	(2,509)
Accrued compensation	(4,237)	(905)
Accrued expenses	152	407
Deferred revenue	(16,133)	1,495
Other liabilities	(143)	(160)
Net cash used in operating activities	(44,771)	(18,747)
Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(3,402)
Purchases of marketable securities	—	(63,569)
Proceeds from maturities of marketable securities	27,000	53,354
Net cash provided by (used in) investing activities	25,645	(13,617)
Cash flows from financing activities:
Proceeds from revolving credit facility	16,000	—
Repayment of revolving credit facility	(16,000)	—
Repayments of notes payable	(3,750)	(3,749)
Proceeds from sales of shares through employee equity incentive plans	11,583	20,726
Payment related to shares withheld for taxes on vesting of restricted stock units	(3,316)	(4,302)
Others	25	—
Net cash provided by financing activities	4,542	12,675
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net change in cash, cash equivalents, and restricted cash for period	(14,584)	(19,693)
Cash, cash equivalents, and restricted cash at beginning of period	71,591	69,012
Cash, cash equivalents, and restricted cash at end of period	$57,007	$49,319

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$54,947	$46,872
Restricted cash included in prepaid expenses and other current assets	506	1,154
Restricted cash - non-current	1,554	1,293
Total cash, cash equivalents, and restricted cash	$57,007	$49,319

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
Proposed Merger
On February 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Ferrari Group Holdings, L.P., a Delaware limited partnership (“Parent”), and Ferrari Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Advent International Corporation (“Advent”).
On July 15, 2020, the Company, Parent and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) in order to amend and restate the Original Merger Agreement.
The Amended and Restated Merger Agreement provides that, subject to the terms of the Amended and Restated Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase each issued and outstanding share of the Company’s common stock for $29.00 per share, net to the seller in cash, without interest and subject to any withholding taxes (the “Offer Price”). The closing of the Offer is subject to certain limited customary conditions, including the tender by Company shareholders of at least one share more than 50% of the Company’s issued and outstanding shares. If the Offer is successful, then following consummation of the Offer, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). The Amended and Restated Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), which would not require a vote of the Company’s stockholders in order to consummate the Merger. At the effective time of the Merger each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Amended and Restated Merger Agreement), whether or not tendered in accordance with the Offer, will be canceled and converted into the right to receive the Offer Price.

On July 20, 2020, Merger Sub commenced the Offer. The Offer is scheduled to expire at the end of the day, one minute after 11:59 p.m., Eastern time, on August 14, 2020, unless the Offer is extended or earlier terminated.
Concurrently with the execution of the Amended and Restated Merger Agreement, Forescout, Parent and Merger Sub entered into a settlement agreement to resolve pending litigation between them. Pursuant to the settlement agreement, the parties have agreed to release their respective claims made in connection with the litigation.
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
Except for the impact of the adoption of Topic 326, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License
Software Products
Perpetual license	$12,167	$20,675	$21,526	$46,434
Term license	19,167	11,190	19,820	11,514
Hardware Products	6,243	6,966	11,030	18,563
Subscription
Software as a service (“SaaS”)	167	—	293	—
Support and maintenance	37,445	34,822	74,845	68,621
Professional services	4,687	4,627	9,515	8,716
Total revenue	$79,876	$78,280	$137,029	$153,848

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
Significant changes in contract liabilities during the periods presented are as follows (in thousands):

Three Months Ended June 30, 2020
Contract Liabilities
Total
Balance as of March 31, 2020	$180,674
Additions	71,019
License revenue recognized	(37,577)
Subscription revenue recognized	(37,612)
Professional services revenue recognized	(4,687)
Balance as of June 30, 2020	$171,817

Six Months Ended June 30, 2020
Contract Liabilities
Total
Balance as of December 31, 2019	$188,907
Additions	119,939
License revenue recognized	(52,376)
Subscription revenue recognized	(75,138)
Professional services revenue recognized	(9,515)
Balance as of June 30, 2020	$171,817
For the three and six months ended June 30, 2020 and 2019, a vast majority of subscription revenue and a minority of license revenue and professional services revenue were included in the contract liabilities balance at the beginning of each period.
Performance Obligations
Contracted not recognized revenue was $172.1 million as of June 30, 2020, of which the Company expects to recognize approximately 61% of the revenue over the next 12 months and the remainder thereafter.
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

There have been no transfers between fair value measurement levels during the periods presented. The following table presents the fair value of the Company’s financial assets according to the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents:
Cash	$40,752	$—	$—	$62,188	$—	$—
Money market accounts	14,195	—	—	6,842	—	—
Total cash and cash equivalents	54,947	—	—	69,030	—	—
Marketable securities:
Commercial paper	—	—	—	—	1,998	—
Corporate debt securities	—	2,021	—	—	24,168	—
U.S. government securities	—	—	—	—	3,015	—
Total marketable securities	—	2,021	—	—	29,181	—
Restricted cash (current and non-current)	2,060	—	—	2,561	—	—
Total financial assets	$57,007	$2,021	$—	$71,591	$29,181	$—

Note 4. Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Amortized Cost	Unrealized Gains	Fair Value	Amortized Cost	Unrealized Gains	Fair Value
Marketable securities:
Available-for-sale:
Commercial paper	$—	$—	$—	$1,998	$—	$1,998
Corporate debt securities	2,017	4	2,021	24,122	46	24,168
U.S. government securities	—	—	—	3,012	3	3,015
Total marketable securities	$2,017	$4	$2,021	$29,132	$49	$29,181

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities as of June 30, 2020 and December 31, 2019 by the contractual maturity date (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,017	$2,021	$29,132	$29,181
Total	$2,017	$2,021	$29,132	$29,181

The Company had no marketable securities in unrealized loss position as of June 30, 2020 and December 31, 2019.
Note 5. Restructuring
Q2 2020 Restructuring Plan
In the second quarter of fiscal year 2020, the Company initiated a restructuring plan (the “Q2 2020 Restructuring Plan”) as the Company continues to make adjustments to its overall expense plan and workforce to further align with its strategy and partially in response to the impact of COVID-19 on business operations. The Q2 2020 Restructuring Plan includes reductions in force of approximately 60 employees across various functions, of which a majority were notified by June 30, 2020 and is expected to be substantially completed by September 30, 2020.
Q1 2020 Restructuring Plan
In the first quarter of fiscal year 2020, the Company initiated a restructuring plan (the “Q1 2020 Restructuring Plan”) as part of the Company’s effort to realign its cost structure in both its go-to-market and engineering organizations. The Q1 2020 Restructuring Plan included reductions in force of approximately 90 employees within the sales, marketing, and engineering functions and was largely completed by March 31, 2020 with no material future costs expected to be incurred.
The following table summarizes the activity related to the accrual for restructuring charges (in thousands):

Workforce Reduction Cost
Accrual balance as at December 31, 2019	$—
Restructuring charges	3,371
Cash payments	(2,841)
Accrual balance as at June 30, 2020	$530

The accrued restructuring balance as at June 30, 2020 is included in accrued expenses on the Company’s condensed consolidated balance sheets.
For the three and six months ended June 30, 2020, the Company recognized restructuring charges of $0.9 million and $3.4 million.

Note 6. Equity Award Plans
Stock-Based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue:
License	$114	$89	$236	$172
Subscription	482	470	1,006	913
Professional services	301	421	817	822
Research and development	3,417	2,691	7,100	5,769
Sales and marketing	4,795	7,198	10,599	13,684
General and administrative	2,658	3,196	5,867	6,533
Total	$11,767	$14,065	$25,625	$27,893

Stock Options
The following table summarizes option activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan, and related information (in thousands, except per share and contractual life amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	3,066	$12.33	5.6	$62,759
Options exercised	(636)	$12.31
Options forfeited	(32)	$21.46
Balance—June 30, 2020	2,398	$12.22	5.2	$22,035
Options vested and exercisable—June 30, 2020	2,287	$11.77	5.1	$21,874

As of June 30, 2020, the total unrecognized compensation cost related to unvested options was $1.1 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years.
Restricted Stock Units (“RSUs”) and Performance Based Stock Units (“PSUs”)
The following table summarizes RSU and PSU activity under the Company’s 2000 Stock Option and Incentive Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), and related information (in thousands, except per share and contractual life amounts):

	RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	6,391	$31.37	1.7	$209,621
Granted	253	$29.80
Vested	(816)	$29.41
Forfeited	(668)	$32.02
Balance—June 30, 2020	5,160	$31.53	1.5	$109,383

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
As of June 30, 2020, the total unrecognized compensation cost related to unvested RSUs and PSUs was $118.8 million, which is expected to be amortized over a weighted-average period of approximately 2.4 years.

Note 7. Income Taxes
The Company estimates its annual effective tax rate each quarter and specific events are discretely recognized as they occur under the provisions of ASC 740-270, Income Taxes: Interim Reporting. For the three and six months ended June 30, 2020, the Company recorded a tax provision of $1.3 million and $1.7 million, respectively, representing an effective tax rate of (5.8)% and (2.1)%, respectively. For the three and six months ended June 30, 2019, the Company recorded a tax provision of $0.5 million and $1.2 million, respectively, representing an effective tax rate of (1.6)% and (1.9)%, respectively. The Company’s effective tax rates for these periods were negative as it has maintained a valuation allowance on the U.S. losses. The key components of the income tax provision primarily consist of foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The effective tax rate decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily due to a decrease in worldwide loss before income taxes. The loss was primarily generated in the United States and does not impact the provision for income taxes as it was offset by a full valuation allowance.
In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The impact of the CARES Act does not have a material impact on the Company’s consolidated financial statements.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,523)	$(30,760)	$(84,762)	$(65,012)
Weighted-average shares used to compute net loss per share, basic and diluted	49,371	45,494	48,982	44,848
Net loss per share, basic and diluted	$(0.48)	$(0.68)	$(1.73)	$(1.45)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would reduce the net loss per share (in thousands):

	As of June 30,
	2020	2019
Options to purchase common stock	2,398	4,282
Unvested early exercised common shares	—	—
Unvested restricted stock units	5,160	5,719
Employee Stock Purchase Plan	—	172

Note 9. Subsequent Events
On February 6, 2020, the Company entered into the Original Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are affiliates of Advent.
On July 15, 2020, the Company, Parent and Merger Sub entered into the Amended and Restated Merger Agreement in order to amend and restate the Original Merger Agreement. The Amended and Restated Merger Agreement provides that, subject to the terms of the Amended and Restated Merger Agreement, Merger Sub will commence the Offer to purchase each issued and outstanding share of the Company’s common stock for the Offer Price. The closing of the Offer is subject to certain limited customary conditions, including the tender by Company shareholders of at least one share more than 50% of the Company’s issued and outstanding shares. If the Offer is successful, then following consummation of the Offer, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. The Amended and Restated Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which would not require a vote of the Company’s stockholders in order to consummate the Merger. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Amended and Restated Merger Agreement), whether or not tendered in accordance with the Offer, will be canceled and converted into the right to receive the Offer Price.
On July 20, 2020, Merger Sub commenced the Offer. The Offer is scheduled to expire at the end of the day, one minute after 11:59 p.m., Eastern time, on August 14, 2020, unless the Offer is extended or earlier terminated.
Concurrently with the execution of the Amended and Restated Merger Agreement, Forescout, Parent and Merger Sub entered into a settlement agreement to resolve pending litigation between them. Pursuant to the settlement agreement, the parties have agreed to release their respective claims made in connection with the litigation.

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
Proposed Merger
On February 6, 2020, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Ferrari Group Holdings, L.P., a Delaware limited partnership (“Parent”), and Ferrari Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Advent International Corporation (“Advent”).
On July 15, 2020, Forescout, Parent and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) in order to amend and restate the Original Merger Agreement. The Amended and Restated Merger Agreement provides that, subject to the terms of the Amended and Restated Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase each issued and outstanding share of our common stock for $29.00 per share, net to the seller in cash, without interest and subject to any withholding taxes (the “Offer Price”). The closing of the Offer is subject to certain limited customary conditions, including the tender by Company shareholders of at least one share more than 50% of the Company’s issued and outstanding shares. If the Offer is successful, then following consummation of the Offer, Merger Sub will be merged with and into Forescout, with Forescout surviving as a wholly owned subsidiary of Parent (the “Merger”). The Amended and Restated Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which would not require a vote of our stockholders in order to consummate the Merger. At the effective time of the Merger, each issued and outstanding share of our common stock (except for certain shares specified in the Amended and Restated Merger Agreement), whether or not tendered in accordance with the Offer, will be canceled and converted into the right to receive the Offer Price.
On July 20, 2020, Merger Sub commenced the Offer. The Offer is scheduled to expire at the end of the day, one minute after 11:59 p.m., Eastern time, on August 14, 2020, unless the Offer is extended or earlier terminated.
Concurrently with the execution of the Amended and Restated Merger Agreement, Forescout, Parent and Merger Sub entered into a settlement agreement to resolve pending litigation between them. Pursuant to the settlement agreement, the parties have agreed to release their respective claims made in connection with the litigation.
Impact of COVID-19 on our Results of Operations
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
The broader impact of COVID-19 on our results of operations and overall financial performance remains uncertain because the extent and duration of the impact from COVID-19 continue to evolve. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings; however, we have generally been able to deliver our products and services remotely. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees continue to work remotely as of June 30, 2020. Despite the extent of the COVID-19 pandemic, we exited the second quarter of 2020 with a stronger growth in revenue and improved profitability as compared to the first quarter of 2020, driven by our continuous effort in closing strategic deals with both new and existing customers as well as continuous adjustments to our overall expense plan and workforce to further align with our strategy. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See section titled “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.
Second Quarter 2020 Financial Highlights
Since our inception through June 30, 2020, we have sold to more than 3,800 end-customers in nearly 100 countries, including 27% of the Global 2000. For the three months ended June 30, 2020 and 2019, we sold to 8% and 8% of the Global 2000, respectively. Our end-customers represent a broad range of industries, including government, financial, technology, healthcare, energy, manufacturing, services, retail, education, and entertainment.
The following table summarizes our key financial highlights for the periods presented in dollars and as a percentage of our total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Total revenue	$79,876	$78,280	$137,029	$153,848
Total revenue year-over-year percentage growth	2%	16%	(11)%	21%
Gross margin	76%	78%	71%	76%
Loss from operations	$(22,689)	$(30,627)	$(82,660)	$(64,692)
Loss from operations as a percentage of total revenue	(28)%	(39)%	(60)%	(42)%
Net loss	$(23,523)	$(30,760)	$(84,762)	$(65,012)
Net cash used in operating activities			$(44,771)	$(18,747)

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
X = (A + B + C)/(B + D)
where:
X = net-recurring revenue retention rate
A = annualized value of term contracts renewed over the trailing 12 month period
B = trailing 12 month annualized value of term contracts not subject to renewal because the scheduled expiration date of the multi-year contract falls outside of the 12 month period under measurement
C = trailing 12 month annualized value of new term contracts from end-customers that have been end customers for more than one year
D = 12 months annualized value of term contracts scheduled to terminate or renew during the 12 month period under measurement
We believe this metric is an indication of the continuing value we provide to our end-customers because it shows the renewal rate of their support and maintenance contracts and Software Products subscription contracts. Our net-recurring revenue retention rate as of June 30, 2020 and December 31, 2019 were 110% and 122%, respectively. The 1,200 basis point decrease was primarily driven by the lack of new term contract from end-customers that have been end-customers for more than one year in the trailing 12 month period ending June 30, 2020 relative to the trailing 12 month period ending December 31, 2019. A net retention rate over 100% indicates that our products are expanding within our end-customer base, whereas a rate less than 100% indicates that our products are constricting within our end-customer base. Additionally, this calculation includes all changes to the annualized value of the recurring revenue from term contracts used in the calculation, which includes scheduled expiration periods, stub periods, changes in pricing, additional products purchased, lost end-customers, early renewals, and decreases in the number of devices licensed to be managed by our license under contract. This metric does not take into account perpetual license revenue or professional services revenue. The annualized value of our contracts is a legal and contractual determination made by assessing the contractual terms with our end-customers. The annualized value of our term contracts is not determined by reference to historical revenue, deferred revenue, or any other GAAP financial measure over any period.
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
We believe this metric is an important metric in understanding the impact of customer buying preferences for the varying Software Products options upon our reported revenue. We calculate the recurring revenue rate as a subscription revenue plus the portion of license revenue that is derived from the value allocated to license within our Software

Products subscription contracts (“term license”), collectively, as a percent of total revenue, as measured over the trailing 12 month period. We calculate the recurring revenue rate using the following formula:
X = (A + B)/C
where:
X = recurring revenue rate
A = subscription revenue over the trailing 12 month period
B = term license revenue over the trailing 12 month period
C = total revenue
Our recurring revenue rate as of June 30, 2020 and December 31, 2019 were 57% and 49%, respectively. The 800 basis point increase primarily reflects the increased adoption of new subscription contracts in the six months ended June 30, 2020. The numerator does not take into account perpetual license revenue or professional services revenue. The numerator does include the value allocated to license within our Software Products subscription contracts for all contract durations. Those contract durations that are greater than 12 months will raise the recurring revenue rate for the first 12 months of the contract duration and will lower the recurring revenue rate for the balance of the contract duration after the first 12 months relative to the annualized value of such Software Products subscription contracts. As disclosed in Note 2. Revenue, Deferred Revenue and Deferred Commissions of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, within the Disaggregation of Revenue, term license revenue was $19.2 million and $19.8 million for the three and six months ended June 30, 2020, respectively, and $11.2 million and $11.5 million for the three and six months ended June 30, 2019, respectively.

Results of Operations
The following tables summarize our results of operations for the periods presented in dollars and as a percentage of our total revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	$37,577	$38,831	$52,376	$76,511
Subscription	37,612	34,822	75,138	68,621
Professional services	4,687	4,627	9,515	8,716
Total revenue	79,876	78,280	137,029	153,848
Cost of revenue:
License (1)	6,282	5,622	11,701	13,229
Subscription (1)	7,041	5,599	14,054	10,806
Professional services (1)	6,148	6,235	13,313	12,421
Total cost of revenue	19,471	17,456	39,068	36,456
Total gross profit	60,405	60,824	97,961	117,392
Operating expenses:
Research and development (1)	21,514	19,440	44,760	37,937
Sales and marketing (1)	38,988	56,173	86,276	112,096
General and administrative (1)	21,733	15,838	46,214	32,051
Restructuring	859	—	3,371	—
Total operating expenses	83,094	91,451	180,621	182,084
Loss from operations	(22,689)	(30,627)	(82,660)	(64,692)
Interest expense	(118)	(142)	(353)	(235)
Other income (expense), net	572	505	(29)	1,122
Loss before income taxes	(22,235)	(30,264)	(83,042)	(63,805)
Income tax provision	1,288	496	1,720	1,207
Net loss	$(23,523)	$(30,760)	$(84,762)	$(65,012)

_____________________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue:
License	$114	$89	$236	$172
Subscription	482	470	1,006	913
Professional services	301	421	817	822
Research and development	3,417	2,691	7,100	5,769
Sales and marketing	4,795	7,198	10,599	13,684
General and administrative	2,658	3,196	5,867	6,533
Total	$11,767	$14,065	$25,625	$27,893

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(As a percentage of total revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
License	47%	50%	38%	50%
Subscription	47	44	55	44
Professional services	6	6	7	6
Total revenue	100	100	100	100
Cost of revenue:
License	8	7	9	9
Subscription	9	7	10	7
Professional services	7	8	10	8
Total cost of revenue	24	22	29	24
Total gross profit	76	78	71	76
Operating expenses:
Research and development	27	25	33	24
Sales and marketing	49	72	63	73
General and administrative	27	20	34	21
Restructuring	1	—	2	—
Total operating expenses	104	117	132	118
Loss from operations	(28)	(39)	(61)	(42)
Interest expense	—	—	—	—
Other income (expense), net	1	—	—	1
Loss before income taxes	(27)	(39)	(61)	(41)
Income tax provision	2	—	1	1
Net loss	(29)%	(39)%	(62)%	(42)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue
Our revenue is comprised of license revenue, subscription revenue, and professional services revenue. License revenue is derived from sales of Software Products and Hardware Products, which includes the value allocated to license within our Software Products subscription contracts. Subscription revenue is derived from term contracts with terms that are generally either one or three years, but can be up to five years. Professional services revenue is generally recognized over time as the services are rendered. As a percentage of total revenue, we expect our license revenue, subscription revenue, and professional services revenue to vary from quarter to quarter based on seasonal and cyclical factors as well as the impact of COVID-19 and other factors that may impact customer behavior such as our pending acquisition by Advent.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Revenue:
License	$37,577	$38,831	$(1,254)	(3)%	$52,376	$76,511	$(24,135)	(32)%
Subscription	37,612	34,822	2,790	8%	75,138	68,621	6,517	9%
Professional services	4,687	4,627	60	1%	9,515	8,716	799	9%
Total revenue	$79,876	$78,280	$1,596	2%	$137,029	$153,848	$(16,819)	(11)%

License revenue decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $0.5 million decrease in Software Products revenue, and a $0.7 million decrease in Hardware Products revenue. The decrease in Software Products revenue included a $0.3 million decrease in the sales of eyeSight, eyeControl, and SilentDefense, and a $0.2 million decrease in the sale of eyeExtend. License revenue decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $16.6 million decrease in Software Products revenue, and a $7.5 million decrease in Hardware Products revenue. The decrease in Software Products revenue included a $11.0 million decrease in the sales of eyeSight, eyeControl, and SilentDefense, and a $5.6 million decrease in the sale of eyeExtend. The decrease in license revenue for the three and six months ended June 30, 2020 primarily resulted from the economic slowdown caused by the global impact of the COVID-19 pandemic, as well as customer uncertainty related to the Merger.
Subscription revenue increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $2.5 million increase attributed to support and maintenance contracts that were renewals, a $0.1 million increase attributed to support and maintenance contracts associated with initial product sales, and a $0.2 million increase attributed to sale of SaaS. Subscription revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $5.6 million increase attributed to support and maintenance contracts that were renewals, a $0.6 million increase attributed to support and maintenance contracts associated with initial product sales, and a $0.3 million increase attributed to sale of SaaS.
Professional services revenue remained relatively consistent for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Professional services revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in the sale of optional installation and training services.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Cost of revenue:
License	$6,282	$5,622	$660	12%	$11,701	$13,229	$(1,528)	(12)%
Subscription	7,041	5,599	1,442	26%	14,054	10,806	3,248	30%
Professional services	6,148	6,235	(87)	(1)%	13,313	12,421	892	7%
Total cost of revenue	$19,471	$17,456	$2,015	12%	$39,068	$36,456	$2,612	7%

Cost of license revenue increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $1.0 million increase resulting from higher quantities of hardware sold separately for use with our Software Products, partially offset by a $0.5 million decrease due to lower quantities of appliances sold that are embedded with our software. Cost of license revenue decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $2.0 million decrease due to lower quantities of appliances sold that are embedded with our software, partially offset by a $0.3 million increase due to higher quantities of hardware sold separately for use with our Software Products.
Cost of subscription revenue increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to increases in personnel costs related to an 5% increase in headcount in our customer support organization and an increase in cloud-based cost with the expansion of our SaaS offering.
Cost of professional services revenue remained relatively flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Cost of professional services revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to increases in personnel costs related to a 7% increase in headcount in our professional services organization.

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
Margin on our Software Products was approximately 97% and 98% for the three months ended June 30, 2020 and 2019, respectively. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately 9% and 27% for the three months ended June 30, 2020 and 2019, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 66% and 75%, and the average margin on our low-end appliances was approximately 18% and 27%, for the three months ended June 30, 2020 and 2019, respectively.
Margin on our Software Products was approximately 97% and 98% for the six months ended June 30, 2020 and 2019, respectively. Margin on our Hardware Products varies. The average margin on hardware sold separately for use with our Software Products was approximately 2% and 25% for the six months ended June 30, 2020 and 2019, respectively. Margin on appliances, which are the hardware appliances that are embedded with our software, varies. The average margin on our high-end appliances was approximately 69% and 82%, and the average margin on our low-end appliances was approximately 21% and 37%, for the six months ended June 30, 2020 and 2019, respectively.
We expect our margins to fluctuate from quarter to quarter based on product mix; however, over time, we expect our margins to increase as a percentage of license revenue primarily due to a shift in product mix towards increased sales of Software Products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin

	(Dollars in thousands)
Gross profit:
License	$31,295	83%	$33,209	86%	$40,675	78%	$63,282	83%
Subscription	30,571	81%	29,223	84%	61,084	81%	57,815	84%
Professional services	(1,461)	(31)%	(1,608)	(35)%	(3,798)	(40)%	(3,705)	(43)%
Total gross profit	$60,405	76%	$60,824	78%	$97,961	71%	$117,392	76%

Gross profit decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The decrease is consistent with the changes in our revenue and cost of revenue.
Gross margin decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
The decrease in margin on our license revenue for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily driven by a shift in product mix within Hardware Products revenue due to a lower concentration of high-end appliances revenue and higher concentration of revenue from hardware sold separately for use with our Software Products for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
Within Hardware Products revenue, the mix among hardware sold separately for use with our Software Products, low-end appliances that are embedded with our software, and high-end appliances that are embedded with our software shifted to 89:10:1 for the three months ended June 30, 2020, from 76:19:5 for the three months ended June 30, 2019, and to 89:10:1 for the six months ended June 30, 2020 from 64:21:15 for the six months ended June 30, 2019. The mix between Software Products revenue and Hardware Products revenue shifted to 83:17 for the three months ended June 30, 2020, from 82:18 for the three months ended June 30, 2019, and to 79:21 for the six months ended June 30, 2020, from 75:25 for the six months ended June 30, 2019.
The decrease in margin on our subscription revenue for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to higher personnel costs related to increased headcount in our support organization, as compared to our subscription revenue growth. The decrease was further driven by an increase in cloud-based cost with the expansion of our SaaS offering.
The increase in margin on our professional services revenue for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily driven by improvements made within professional services as we scale our professional services organizations at a lower growth rate than our anticipated professional services revenue growth rate.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Operating expenses:
Research and development	$21,514	$19,440	$2,074	11%	$44,760	$37,937	$6,823	18%
Sales and marketing	38,988	56,173	(17,185)	(31)%	86,276	112,096	(25,820)	(23)%
General and administrative	21,733	15,838	5,895	37%	46,214	32,051	14,163	44%
Restructuring	859	—	859	100%	3,371	—	3,371	100%
Total operating expenses	$83,094	$91,451	$(8,357)	(9)%	$180,621	$182,084	$(1,463)	(1)%

Research and development expense increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in personnel costs of $3.4 million resulting from a 13% increase in headcount, partially offset by a decrease in allocated IT and facilities cost. Research and development expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in personnel costs of $8.0 million resulting from a 13% increase in headcount, partially offset by a decrease in allocated IT and facilities cost.
Sales and marketing expense decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in personnel costs of $9.3 million resulting from a 30% decrease in headcount mainly attributable to restructuring activities and includes a decrease in stock compensation expense of $2.4 million. The decrease was further driven by a decrease in travel and entertainment expense of $5.0 million and a decrease in sales and marketing expense of $1.5 million as various marketing events and travels were ceased in response to the COVID-19 pandemic. Sales and marketing expense decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in personnel costs of $13.8 million resulting from a 30% decrease in headcount mainly attributable to restructuring activities and includes a decrease in commissions of $3.4 million consistent with the decrease in revenue for the period and a decrease in stock compensation expense of $3.1 million. The decrease was further driven by a decrease in travel and entertainment expense of $6.7 million and a decrease in sales and marketing expense of $2.4 million as various in-person marketing events and travel were ceased in response to the COVID-19 pandemic.
General and administrative expense increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in professional fees of $8.0 million and includes legal fees related to the Merger, partially offset by a decrease in personnel cost of $1.9 million resulting from a 3% decrease in headcount mainly attributable to restructuring activities. General and administrative expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in professional fees of $17.1 million, which includes consulting and legal fees related to the Merger. The increase was partially offset by a decrease in personnel costs of $1.9 million resulting from a 3% decrease in headcount mainly attributable to restructuring activities.
Restructuring expense increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to restructuring activities that resulted in a reduction in force as we realigned our cost structure and workforce to align with our near-term business and strategy in response to the impact of COVID-19 on our business operations and the plan to transition into a subscription and cloud-based product.
Interest Expense
Interest expense consists of interest on our outstanding indebtedness.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Interest expense	$(118)	$(142)	$24	(17)%	$(353)	$(235)	$(118)	50%
Interest expense decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decreasing notes payable balance associated with our amended and restated loan and security agreement entered into on December 22, 2016. Interest expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $16.0 million drawdown of revolving credit facility in the first quarter of 2020 which was fully repaid in the second quarter of 2020.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, sublease income, and foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. Dollar.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Other income (expense), net	$572	$505	$67	13%	$(29)	$1,122	$(1,151)	(103)%
Other income (expense), net remained relatively flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Other income (expense), net decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily driven by a decrease in short-term investments.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes, unrecognized tax benefits, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic net deferred tax assets. Our foreign deferred tax assets are immaterial.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(Dollars in thousands)
Income tax provision	$1,288	$496	$792	160%	$1,720	$1,207	$513	43%
Effective tax rate	(5.8)%	(1.6)%			(2.1)%	(1.9)%

We recorded an income tax provision for the three and six months ended June 30, 2020 due to foreign income taxes, unrecognized tax benefits, and U.S. state minimum taxes. The increase in income tax provision for the three and six months ended June 30, 2020 was primarily related to an increase in discrete tax expenses. The effective tax rate decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to a decrease in worldwide loss before income taxes, which was largely generated in the United States and offset by a full valuation allowance.
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

Liquidity and Capital Resources
The following data should be read in conjunction with our condensed consolidated statements of cash flows.

	As of
	June 30, 2020	December 31, 2019

	(In thousands)
Working capital	$(25,560)	$25,320
Cash, cash equivalents, and marketable securities:
Cash and cash equivalents	$54,947	$69,030
Marketable securities	2,021	29,181
Total cash, cash equivalents, and marketable securities	56,968	98,211
Total notes payable	4,550	8,248
Net cash, cash equivalents, and marketable securities	$52,418	$89,963

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
At June 30, 2020, our cash, cash equivalents, and marketable securities of $57.0 million were held for general corporate purposes, of which approximately $25.5 million was held outside of the United States. We will continue to reinvest our foreign cash outside of the United States. If we were to repatriate these earnings to the United States, any associated withholding tax would not be material.
The significant components of our working capital are cash and cash equivalents, marketable securities, accounts receivable, current deferred commissions, and prepaid expenses and other current assets, reduced by accounts payable, accrued compensation, accrued expenses, current deferred revenue, current notes payable, and current operating lease liabilities. Working capital decreased by $50.9 million during the six months ended June 30, 2020, primarily due to lower billings, predominantly in the three months ended March 31, 2020, and higher costs resulting from Merger-related expenses in connection with the Merger. The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash used in operating activities	$(44,771)	$(18,747)
Net cash provided by (used in) investing activities	25,645	(13,617)
Net cash provided by financing activities	4,542	12,675
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net change in cash, cash equivalents, and restricted cash for period	$(14,584)	$(19,693)
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.

Cash used in operating activities was $44.8 million and $18.7 million for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $26.0 million as compared to the six months ended June 30, 2019. The decrease in generation of cash during the six months ended June 30, 2020 was due primarily to lower billings, predominantly in the three months ended March 31, 2020, partially offset by proceeds from collections.
Investing Activities
Our investing activities have consisted of financial instrument purchases and capital expenditures. We expect to continue such activities as our business grows.
Cash provided by investing activities during the six months ended June 30, 2020 was $25.6 million, primarily resulting from proceeds from maturities of marketable securities of $27.0 million, partially offset by capital expenditures to purchase property and equipment of $1.4 million related to the continuing growth of our business.
Cash used in investing activities during the six months ended June 30, 2019 was $13.6 million, primarily resulting from purchases of marketable securities of $63.6 million and capital expenditures to purchase property and equipment of $3.4 million related to the continuing growth of our business, partially offset by proceeds from maturities of marketable securities of $53.4 million.
Financing Activities
Our financing activities have consisted of proceeds from revolving credit facility, proceeds from the issuance of common stock, issuance of shares through our employee equity incentive plans, and repayments of notes payable.
Cash provided by financing activities for the six months ended June 30, 2020 was $4.5 million, primarily from the proceeds from the sales of shares through our employee equity incentive plans of $11.6 million, partially offset by the repayment of notes payable of $3.8 million and payments related to shares withheld for taxes on the vesting of restricted stock units of $3.3 million.
Cash provided by financing activities for the six months ended June 30, 2019 was $12.7 million, primarily from the sale of shares through our employee equity incentive plans of $20.7 million, partially offset by payments related to shares withheld for taxes on the vesting of restricted stock units of $4.3 million, and the repayment of notes payable of $3.7 million.

Contractual Obligations and Commitments
During the three months ended March 31, 2020, we elected to drawdown $16.0 million on the revolving credit facility available to us of which we have fully repaid by June 30, 2020. Aside from the drawdown and repayment of the revolving credit facility, there were no material changes outside the ordinary course of business during the six months ended June 30, 2020 in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no changes to our Critical Accounting Policies and Estimates for the six months ended June 30, 2020.
Recent Accounting Pronouncements
See Note 1. Description of Business and Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our sales contracts are primarily denominated in U.S. Dollar. A portion of our operating expenses are incurred outside of the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates. We performed a sensitivity analysis of these risks to our financial positions as of June 30, 2020 to determine whether material changes in market risks pertaining to currency and interest rates have occurred as a result of COVID-19. Our assessment of our exposures to market risk have not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See section titled “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Between March 13, 2020 and April 3, 2020, four lawsuits were filed by purported stockholders of the Company challenging disclosures made by us in connection with the transactions contemplated by the Original Merger Agreement. Of those four lawsuits, three were brought by plaintiffs individually and are captioned Blackwell v. Forescout Technologies, Inc., et al., Case No. 1:20-cv-02267 (S.D.N.Y. filed Mar. 13, 2020); Bushansky v. Forescout Technologies, Inc., et al., Case No. 5:20-cv-01867-BLF (N.D. Cal. filed Mar. 17, 2020); and Williams v. Forescout Technologies, Inc., et al., Case No. 1:20-cv-02784-ALC (S.D.N.Y. filed April 3, 2020) (which we refer to collectively as the “Complaints”). The Complaints named as defendants the Company and the members of our board of directors (the “Board”). The Complaints alleged violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.  The Blackwell and Bushansky complaints contended that our preliminary proxy statement omitted or misrepresented material information regarding the transactions contemplated by the Original Merger Agreement. The Williams complaint contended that our definitive proxy statement omitted or misrepresented material information regarding the transactions contemplated by the Original Merger Agreement. The allegations in the Complaints included that material information was misstated or omitted regarding our financial projections, the analyses performed by our investment banker, and certain details about past services that our investment banker provided to Advent and its affiliates. The Blackwell complaint also alleged that the preliminary proxy statement omitted material information regarding the recusal of a member of the Board from meetings of the Board and its Strategic Committee relating to the transactions contemplated by the Original Merger Agreement, as well as certain details of confidentiality agreements between ForeScout and ten potential acquirors. In addition, the Bushansky complaint alleged that the preliminary proxy statement omitted material information regarding discussions of the potential continued employment, retention, or other benefits of our executive officers and/or directors following the transactions contemplated by the Original Merger Agreement. The Complaints sought, among other things, to (1) enjoin the defendants from consummating the transactions contemplated by the Original Merger Agreement; (2) cause the defendants to disseminate revised disclosures; and (3) rescind the transactions contemplated by the Original Merger Agreement or recover damages in the event that such transactions were completed.
The Blackwell action was voluntarily dismissed without prejudice on June 8, 2020. The Bushansky action was voluntarily dismissed without prejudice on June 1, 2020. The Williams action, which was not served, was voluntarily dismissed without prejudice on June 22, 2020.
The fourth lawsuit, which was brought as a putative class action, was captioned Smith v. Forescout Technologies, Inc., et al., Case No. 1:20-cv-00376-CFC (D. Del. Filed Mar. 17, 2020). The Smith complaint alleged that we and members of our Board violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Smith complaint contended that our preliminary proxy statement omitted or misrepresented material information regarding the transactions contemplated by the Original Merger Agreement and sought the remedies of injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Smith complaint also sought dissemination of a proxy statement with revised disclosures.
The Smith action was voluntarily dismissed without prejudice on June 1, 2020. On June 5, 2020, the plaintiff in the Blackwell action mentioned above filed a motion to be appointed as the lead plaintiff in the Smith action. On June 26,

2020, the same plaintiff filed a notice of non-opposition to his motion to be appointed lead plaintiff. That motion is currently pending.
On January 2, 2020, Christopher L. Sayce filed a class action lawsuit (which we refer to as the “Sayce action”) in the Northern District of California alleging that the Company, Michael DeCesare and Christopher Harms violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The purported class includes all persons who purchased or acquired our securities between February 7, 2019, and October 9, 2019. The lead plaintiff filed an amended complaint on May 22, 2020. The amended complaint purports to bring claims on behalf of a class of purchasers of our securities during the period from February 7, 2019 through May 15, 2020. On July 6, 2020, the defendants filed a motion to dismiss the amended complaint.
On June 10, 2020, a putative stockholder class action complaint (which we refer to as “The Arbitrage Fund action”) was filed in the United States District Court, Northern District of California by The Arbitrage Fund, Water Island LevArb Fund, L.P., Water Island Diversified Event-Driven Fund, Water Island Merger Arbitrage Institutional Comingled Master Fund LP and AltShares Merger Arbitrage ETF, alleging that Forescout, Michael DeCesare and Christopher Harms violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The purported class includes all persons who purchased or acquired our securities between February 6, 2020, and May 15, 2020, and generally alleges that the defendants made false and misleading statements and/or omitted material facts concerning our financial performance and the risk that the acquisition of Forescout by Advent would not close. On June 17, 2020, the Court granted an administrative motion to relate The Arbitrage Fund action and the Sayce action. On July 22, 2020, the Court entered an order consolidating the Sayce and The Arbitrage Fund actions. The Court also vacated its prior order appointing the lead plaintiff and appointing lead counsel and ordered the former lead plaintiff to republish notice under the Private Securities Litigation Reform Act by July 31, 2020, and that any member of the putative class seeking to be appointed lead plaintiff must file a lead plaintiff motion within 60 days thereafter. The former lead plaintiff republished notice on July 29, 2020. The Court also denied as moot defendants’ pending motion to dismiss without prejudice to refiling a motion to dismiss following the conclusion of the new lead plaintiff process.
On July 31, 2020, a purported class action complaint was filed in the United States District Court, Northern District of California, by Stephen Bushansky, individually, and on behalf of all others similarly situated against the Company and our Board for alleged violations of Delaware law and Section 14(e) and Section 20(a) of the Exchange Act related to the entry into the Amended and Restated Merger Agreement and the Schedule 14D-9. The complaint seeks to (1) enjoin the consummation of the tender offer contemplated by the Amended and Restated Merger Agreement (the “Offer”); (2) cause defendants to disseminate revised disclosures; and (3) rescind the transactions contemplated by the Amended and Restated Merger Agreement or recover damages in the event that such transactions were completed.
On July 31, 2020, a purported class action complaint was filed in the United States District Court, Southern District of New York, by Edward Smith, individually, and on behalf of all others similarly situated, against the Company and our Board for alleged violations of Section 14(d), Section 14(e) and Section 20(a) of the Exchange Act related to the Schedule 14D-9. Parent and Merger Sub are also named as defendants. The complaint seeks to (1) enjoin the consummation of the Offer; (2) cause defendants to disseminate revised disclosures; and (3) rescind the transactions contemplated by the Amended and Restated Merger Agreement or recover damages in the event that such transactions were completed.
On August 4, 2020, a purported class action complaint was filed in the United States District Court, Northern District of California, by Ronald Blackwell, individually, and on behalf of all others similarly situated, against the Company and our Board for alleged violations of Section 14(e) and Section 20(a) of the Exchange Act related to the Schedule 14D-9. The complaint seeks to (1) enjoin the consummation of the Offer; (2) cause defendants to disseminate revised disclosures; and (3) rescind the transactions contemplated by the Amended and Restated Merger Agreement or recover damages in the event that such transactions were completed.
On May 15, 2020, Fortinet, Inc. (“Fortinet”) filed a complaint in the United States District Court, Northern District of California, against the Company for alleged patent infringement. The complaint seeks legal and equitable relief against the Company’s purported unlawful infringement of three of Fortinet's United States Patents (Patent Nos. 8,458,314, 9,369,299, and 9,948,662). The claim does not state a value for potential damages. Based on the Company’s preliminary review, the Company believes the claims to be without merit and the Company plans to vigorously defend itself to the maximum extent allowed by the law. On July 13, 2020, the Company filed a motion to dismiss Fortinet’s complaint citing multiple grounds for dismissing Fortinet’s complaint.
We believe that the claims asserted in all of the above-referenced actions are without merit.
On May 19, 2020, we filed an action in the Delaware Court of Chancery captioned Forescout Technologies, Inc. v. Ferrari Group Holdings, L.P., et al., C.A. No. 2020-0385-SG. This action alleged that Parent and Merger Sub breached the Original Merger Agreement. On May 30, 2020, Parent and Merger Sub filed counterclaims alleging that we breached the Original Merger Agreement and that certain conditions to closing thereunder could not be met. Concurrently with the execution of the Amended and Restated Merger Agreement, Forescout, Parent and Merger Sub entered into a settlement agreement pursuant to which the parties have agreed to release their respective claims made in connection with that litigation. On July 15, 2020, the parties submitted a stipulation dismissing all claims and counterclaims in the action which the Court granted the same day. The action is now concluded.

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
On February 6, 2020, we announced that we had entered into a definitive agreement to be acquired by entities affiliated with Advent (such acquisition, the “Acquisition”). We amended the terms of that agreement on July 15, 2020. Uncertainty about the effect of the Acquisition on our end-customers, employees, partners, and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the Acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources, and have expended, and will continue to expend, significant cash amounts, toward the completion of the Acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.
The failure to complete the Acquisition could adversely affect our business.
Consummation of the Acquisition is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including the need for at least a majority of our stockholders to tender their shares of our common stock into the Offer. If any of these conditions are not satisfied or waived, it is possible that the Acquisition will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the Acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the Acquisition will be completed. In addition, under circumstances specified in the Amended and Restated Merger Agreement, we may be required to pay a termination fee of $48.6 million to Advent. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Acquisition and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Acquisition, if the Acquisition is not consummated.
While the Acquisition is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.
Pursuant to the terms of the Amended and Restated Merger Agreement, we are subject to certain restrictions on the conduct of our business. These restrictions subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Acquisition becomes effective or the Amended and Restated Merger Agreement is terminated. These restrictions may inhibit our ability to take actions that we may consider advantageous and may limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the Acquisition has diverted, and may continue to divert, management’s attention and our resources from ongoing business and operations. Our end-customers, employees, partners, and other parties may have uncertainties about the effects of the Acquisition. In connection with the Acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Acquisition. If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Acquisition is completed. In addition, whether or not the Acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the Acquisition, which may materially and adversely affect our financial condition.
The Amended and Restated Merger Agreement limits our ability to pursue alternatives to the Acquisition.
The Amended and Restated Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Amended and Restated Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party. The Amended and Restated Merger Agreement also provides that the Board will not change its recommendation that our stockholders tender their shares into the Offer and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.
While we believe that these provisions are reasonable, customary and not preclusive of other offers, they might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the Offer Price. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $48.6 million termination fee that may become payable by us in certain circumstances.
Litigation may arise in connection with the Acquisition, which could be costly, prevent consummation of the Acquisition, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Acquisition, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Acquisition may materially adversely affect our business, results of operations, prospects, and financial condition. If the Acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Acquisition. Any litigation related to the Acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our end-customers, manufacturers and other third-party providers, or otherwise materially harm our operations and financial performance.

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

FORESCOUT TECHNOLOGIES, INC.

Dated: August 5, 2020	By: /s/ Darren J. Milliken
Darren J. Milliken
Senior Vice President, General Counsel, Corporate Secretary and Corporate Compliance Officer

Dated: August 5, 2020	By: /s/ Christopher Harms
Christopher Harms
Chief Financial Officer
Principal Financial Officer